Form 10-Q
period 2012-02-29
Service Team Inc.
filed 2012-04-23
CIK 1535635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-178210

SERVICE TEAM INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1653214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7121 Engineer Road, San Diego, California 92111
(Address of principal executive offices) (Zip Code)

(855) 830-8111
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,679,500 common shares and no preferred stock as of April 16, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2011 & February 29, 2012

	8/31/2011	2/29/2012
ASSETS		(unaudited)
Cash	-	5,278
Accounts Receivable	6,450	3,070
Total Current Assets	6,450	8,348

Deposit on Office	4,320	4,320
Prepaid Expenses	2,002	911
Total Non-Current Assets	6,322	5,231

TOTAL ASSETS	12,772	13,579

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	3,387	11,337
Due Hallmark Venture Group Inc*	13,200	97,150
Accrued Payroll	18,155	31,479
TOTAL LIABILITIES	34,742	139,966

Common Stock, $.001 par value,	6,000	6,680
74,000,000 authorized 6,000,000 issued and outstanding
as of 8-31-11 and 6,679,500 as of 2-29-2012.
Additional Paid In Capital	23,027	92,964
Subscription Receivable	-	(1,400)
Deficit Accumulated During Development Stage	(50,997)	(224,631)
TOTAL SHAREHOLDERS' (DEFICIT)	(21,970)	(126,387)

TOTAL LIABILITIES AND
SHAREHOLDERS' (DEFICIT)	12,772	13,579

* Related Party
 The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, 2012
AND THE PERIOD FROM
JUNE 6, 2011 (INCEPTION) TO FEBRUARY 29, 2012
(UNAUDITED)

	3 Mos.	6 Mos.
	Ended	Ended	Inception to
	2/29/2012	2/29/2012	2/29/2012

REVENUES
Sales	26,246	59,337	65,787

Operating Expenses
Cost of Sales	68,981	113,855	160,098
General & Administrative Expenses	91,844	119,116	130,320
Total Expenses	160,825	232,971	290,418

NET INCOME (Loss)	(134,579)	(173,634)	(224,631)

Weighted Average Number of	6,583,500	6,318,577
Common Shares Outstanding
Basic and Fully Diluted

Net (Loss) Per Share-Basic and	0.02	0.03
Fully Diluted

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' DEFICIT
JUNE 6, 2011 (INCEPTION) TO FEBRUARY 29, 2012 (Unaudited)

					Deficit
					Accumulated
			Additional		During
	Common		Paid In	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance June 6, 2011
(Inception) Founders' Shares	6,000,000	6,000				6,000

Contributed Capital			23,027			23,027

Net Loss					(50,997)	(50,997)

Balance August 31, 2011	6,000,000	6,000	23,027		(50,997)	(21,970)

Imputed Interest on Related Party Debt			2,666			2,666

Shares Issued for Cash	71,500	72	7,079			7,150

Shares Issued for Subscription Receivable	608,000	608	792	(1,400)		--

Stock Based Compensation			59,400			59,400

Net Loss					(173,634)	(173,634)

Balance February 29, 2012	6,679,500	6,680	92,964	(1,400)	(224,631)	(126,387)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS  ENDED 2/29/2012 AND
6/6/2011 (INCEPTION) TO 2/29/2012
(unaudited)

	6 Mos. End	Inception
	2/29/2012	to 2/29/2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(173,634)	(224,631)

Adjustments to reconcile net loss with cash used in operations:
Stock Based Compensation Expense	59,400	59,400
Imputed Interest	2,666	2,666
CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts Receivable	3,380	(3,070)
Deposits & Prepaid Expenses	1,092	(5,231)
Accounts Payable	7,950	11,338
Accrued Expenses	13,324	31,479

Net Cash (Used in) Operating Activities	(85,822)	(128,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	7,150	13,150
Capital contributions	-	23,027
Loans *	83,950	97,150
Net Cash Provided From Financing Activities	91,100	133,327

Net Increase (decrease) In Cash and Cash Equivalents	5,278	5,278

Cash at Beginning of Period	-	-

Cash at End of Period	5,278	5,278

Supplemental Disclosures
Interest Paid	-	-
Taxes Paid	-	-

Non-Cash Investing and Financing Activities
Common Shares Issued for Subscriptions Receivable	1,400	1,400

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 6, 2011 (Inception) to February 29, 2012
and the Three and Six Month Periods Ending February 29, 2012
(Unaudited)

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

Background

Service Team Inc. was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company intends to commence business operations by service and repair of electrical appliances to fulfill the warranty obligations of manufacturers and insurance companies.  It is a development stage company that has limited operating history and has earned minimal revenues.  Since the inception, the company has been primarily devoting its activities to the following: developing a business plan, determining the market for the company’s services, developing standardized procedures for repairing the appliances, a computerized tracking system for tracking work in progress in the repair facility and capital formation.  Service Team Inc. (“Company”) is in the initial development stage and has incurred losses since inception that total $224,631.

The Company has established a fiscal year end of August 31.

Basis of Presentation

The financial statements present the balance sheet, statements of operations, shareholders’ deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.  The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Development Stage Company

The Company is currently considered a development stage company.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operation and cash flows from inception to the current balance sheet date.  An entity remains in the development stage until such a time as, among other factors, revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative equity since inception (June 6, 2011) through February 29, 2012, of $126,387. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.   There can be no assurance that the Company will be successful in order to continue as a going concern.  The Company is funding its initial operations by issuing common shares and debt.   As of February 29, 2012, the Company  had issued 6,000,000 shares sold to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000.  The Company has also sold 679,500 shares to 11 individuals and received net funds of $8,550, $1,400 of which had not been received as of February 29, 2012 and is presented as a subscription receivable.   Hallmark Venture Group, Inc. has loaned the Company $97,150.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company.    We cannot be certain that capital will be provided when it is required.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company does not own any property or equipment.   The Company leases office and shop space from Cairo Properties, 7111 Engineer Road, San Diego, California 92111.   The Company leases furniture and equipment from Hallmark Venture Group, Inc., a related party.  Hallmark Venture Group, Inc., is also supplying working capital for continued operations. Both leases are considered to be operating leases for reporting purposes.

Inventory

The Company does not own inventory.  Parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial as of year end.

Lease Commitments

The Company leases 4,800 square feet of office and shop space from Cairo Properties, 7111 Engineer Road, San Diego, California 92111.  The lease rate is $4,320 per month for a term of three years.

The Company leases all of its furniture and equipment for $100 per month from Hallmark Venture Group, Inc., a related party.    The Company is responsible for the maintenance of the property.   Maintenance, repairs and renewals are expensed as incurred.   (See Related Party Transactions.)

The table below reflects the future minimum lease payments required as of the date of February 29, 2012, for each of the five succeeding fiscal years.

2012	$44,200
2013	$53,040
2014	$35,360
TOTAL	$141,440

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Service Team Inc.’s business is to repair or replace electrical appliances, mostly televisions, covered by warranties or insurance companies.  The Company currently does business with one warranty insurance company and is soliciting business from several warranty insurance companies and Asian electronic manufacturers.  The Company has a price list of its services that sets forth a menu of charges for various repairs or replacements.   We do not do business with individual customers.

When an order is received to repair a television or other electrical appliance from the manufacturer or the warranty insurance company, the item is picked up and transported to our service facility by a parcel delivery service.  We examine it, determine what must be repaired, and repair it.  The decision to repair or replace the television, video recorder, laptop computer or cell phone is made by Service Team technicians.   The repaired or replaced appliance is then shipped back to the customer.  At the time of shipment, an invoice is prepared itemizing the charges and costs to the customer.  This invoice is entered into our accounting system and is recognized as revenue at that time.  Our invoice is paid by the warranty insurance companies or the television manufacturer.  We do not take title to the product.

As described above, in accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per   the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents on February 29, 2012, or August 31, 2011.

Accounts Receivable Policy

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value

In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Concentrations

At the present time, Service Team Inc. has approximately 12 customers.  One customer, the Warrantech division of AmTrust Financial Services, Inc, represents 100% of our sales.  Accounts receivable as of August 31, 2011, was $6,450 and as of February 29, 2012, was $3,070, all from AmTrust Financial Services, Inc.   The Company anticipates obtaining additional business from its other customers that will reduce the Company’s dependency on Warrantech.

Income Taxes

The Company has adopted ASC 740 for reporting purposes. For the period from June 6, 2011 to February 29, 2012, the Company had net operating loss carry forwards of approximately $162,565 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.    The President and Vice President of Service Team Inc.  have purchased shares in the Company at par value, $0.001.  See “Related Party Transactions” in Note 5.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 and 505 “Share Based Payment.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC 718 and 505 upon creation of the company and expenses share based costs in the period incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on October 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on October 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning October 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning October 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of August 31, 2011 and February 29, 2012, and the period then ended on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
	$0	$0	$0	$0
Totals	$0	$0	$0	$0

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  As of August 31, 2011, the Company had issued 6,000,000 shares of common stock in the Company at $0.001 per share to a related party in exchange for $6,000 cash.  During the six months ending on February 29, 2012, the Company had issued an additional 679,500 common  shares in exchange for $7,150 in cash and a Subscription Receivable of $1,400.    No preferred shares have been issued.

As of August 31, 2011 and February 29, 2012, the Company has not granted any stock options.  The Company recorded additional paid in capital of $59,400 as stock based compensation based on the difference paid for 600,000 shares of common stock by two related parties and the price paid by other individuals.

Stock Based Compensation

We have accounted for stock based compensation under the provisions of FASB Accounting Standards codification (ASC) 718-10-55.  (Prior authoritative literature:  FASB Statement 123 (R), Share-based payment.)  This statement requires us to record any expense associated with the fair value of stock based compensation.  Determining fair value requires input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 25, 2011, the Company entered into a lease agreement with Hallmark Venture Group, Inc. to lease furniture, office equipment, computers, work benches, test equipment, telephones and miscellaneous equipment and tools used to repair televisions and electrical appliances.  The lease calls for a payment of $100 a month for three years payable to Hallmark Venture Group, Inc., effective August 1, 2011.  Robert L. Cashman, Vice President and Secretary of Service Team Inc., is the beneficial owner of Hallmark Venture Group, Inc.  This is considered to be an operating lease for reporting purposes.

As of August 31, 2011 and February 29, 2012, the Company received $23,027 and $84,485, respectively, in contributed capital from Hallmark Venture Group, Inc., and $13,200 and $97,150, respectively, in non-interest bearing loans. The contribution does not bear interest.  We, therefore, imputed interest of $2,666, charging expense with that amount and increasing Additional Paid in Capital.  The loans from Hallmark Venture Group, Inc. are for general operating costs and are to be repaid as funds are available. Hallmark Venture Group, Inc. and its beneficial owner, Robert L. Cashman, is Secretary and Director and controlling shareholder of Service Team Inc.

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  As of August 31, 2011 and February 29, 2012, the Company had issued 6,000,000 shares of common stock in the Company at $0.001 per share to a related party in exchange for $6,000 cash.   On February 29, 2012, Hallmark Venture Group, Inc. had contributed a total of $82,427 in contributed capital.   The Company has also issued 500,000 shares to its President, Carlos Arreola, for a cash payment of $500; and, 100,000 shares to its Vice President, Douglas K. Dungee, for a cash payment of $100.  These shares were priced at par value, $0.001 per share.  This resulted in a charge to expenses of $59,400 in stock based compensation based on the difference paid for 600,000 shares of common stock by two related parties and the price paid by other individuals.   No preferred shares have been issued.

NOTE 6 –INCOME TAXES

As of February 29, 2012, the Company has $162,565 of net estimated tax loss carry forwards for tax purposes, commencing in the fiscal year 2013 which may be applied against future taxable income.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows:

	Inception to February 29, 2012	Inception to August 30, 2011
Net loss before taxes	$162,565	50,997
Statutory rate	34%	34%
Expected tax recovery	55,272	17,339
Change in valuation allowance	(55,272)	(17,339)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$55,272	17,339
Less: valuation allowance	(55,272)	(17,339)
Net deferred tax asset	$-	-

Note 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.   The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. is a technology based company specializing in the electronics service and repair industry. The Company is principally involved in the maintenance and repair of television sets and similar electronic devices. The Company operates a complete repair and service center at 7121 Engineer Road, San Diego, California 92111. The center is staffed with full-time technicians and a complete set of electronic testing equipment to repair televisions. The Company also has the ability to repair circuit boards and other components of most electronic devices.

Our Strategy

Most electronic devices today are produced in foreign countries, mostly Asia. These companies have minimal local presence and do not have the ability to honor the warranty commitments that retailers require to sell their products. Service Team Inc. is able to fulfill the warranty requirements of these foreign manufacturers so that they may sell their product in the United States. In addition, there are warranty service companies selling additional warranties and extended warranties on electronic devices after the manufacturer’s warranties have expired. Service Team Inc. will provide the actual repair required by these warranty insurance companies. Service Team has developed a procedure of shipping containers to warranty claimants and having the television or other electrical appliance such as video recorders, laptop computers and cell phones shipped to Service Team’s repair center in San Diego, California.   Service Team then repairs or replaces the television or other electrical appliance and returns it to the owner. This will allow the Company to expand into a regional organization. This type of service is expected to represent a major portion of our warranty repair business.  The Company plans to expand its service operations to include repairs to televisions, video recorders, laptop computers and cell phones.   To date the Company has principally been involved in setting up systems, procedures and testing equipment to commence business.

Financial Condition

As of February 29, 2012, we had assets of $13,579 including current assets of $8,348.  During the period from inception to February 29, 2012, we also received additional income from sales of approximately $65,787.  This represents cash received in the nine months of operation ending February 29, 2012.   We have no long term debt and only accounts payable of $11,337.   Our major shareholder, Hallmark Venture Group, Inc., is owed $97,150 and accrued payroll for employees during the organization period totals $31,479   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued payroll is for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

On February 29, 2012, our registration statement and prospectus relating to the public offering and sale of up to 5,000,000 shares of our common stock at $1.00 per share for a total amount of $5,000,000 became effective.  We estimate net proceeds to be $4,970,000 for the total offering if no commissions are paid or $0.994 per share and $4,470,000 or $0.894 per share if commissions are paid.  As of the date of this report, we have sold 679,500 shares for consideration of $7,150 and a Subscription Receivable of $1,400.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not own any market risk sensitive instruments or instruments entered into for trading purposes.

Item 4.  Controls and Procedures.

Our President, Carlos Arreola, has carried out an evaluation under the supervision and with the participation of Robert L. Cashman, Secretary and Chief Financial Officer, of the effectiveness of our disclosure, controls and procedures.  Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 are effective and appropriate to allow timely decisions.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

No legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending February 29, 2012, the Company sold 679,500 shares to 11 individuals for a total consideration of $8,550, $1,400 of which had not been received as of February 29, 2012 and is presented as a Subscription Receivable.  The funds were used for operating capital of the Company including rent and payroll.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits .

(a)	The following exhibits are filed with this report.

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.l  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101   Interactive Data Files *

*To be filed by Amendment

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Service Team Inc.

Date April 23, 2012	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date April 23, 2012	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer