Form 10-Q
period 2012-05-31
Service Team Inc.
filed 2012-07-16
CIK 1535635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,466,500 common shares and no preferred stock as of May 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of August 31, 2011 and May 31, 2012 (unaudited)	3
Statements of Operations for the three and nine months ended May 31,2012, and the period from June 6, 2011 (Inception) to May 31, 2012 (unaudited)	4
Statements of Shareholders’ Deficit from June 6, 2011 (inception) to May 31, 2012 (unaudited)	5
Statements of Cash Flows for the nine months ended May 31, 2012 and the period from June 6, 2011 (inception) to May 31, 2012 (unaudited)	6
Notes to Financial Statements	7-14

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2011 & May 31, 2012

	8/31/2011	5/31/2012
ASSETS		(unaudited)
Cash	-	113
Accounts Receivable	6,450	3,728
Total Current Assets	6,450	3,841

Deposit on Office	4,320	4,320
Prepaid Expenses	2,002	365
Total Non-Current Assets	6,322	4,685

TOTAL ASSETS	12,772	8,526

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	3,387	10,469

Due Hallmark Venture Group Inc*	13,200	97,150
Accrued Expenses	18,155	48,477
TOTAL LIABILITIES	34,742	156,096

Common Stock ($.001 par value, 74,000,000 authorized 6,000,000 issued and outstanding as of 8-31-11 and 7,466,500 as of 5-31-2012)	6,000	7,467
Additional Paid In Capital	23,027	173,306
Subscription Receivable	-	(8,700)
Deficit Accumulated During Development Stage	(50,997)	(319,643)
TOTAL SHAREHOLDERS' (DEFICIT)	(21,970)	(147,570)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	12,772	8,526

* Related Party
 The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012
AND FOR THE PERIOD FROM
JUNE 6, 2011 (INCEPTION) TO MAY 31, 2012 (UNAUDITED)

	3 Months	9 Months	Inception
	Ended	Ended	to
	5/31/2012	5/31/2012	5/31/2012

Revenues
Sales	8,664	68,001	74,451

Operating Expenses
Cost of Sales	45,080	158,935	185,690
General & Administrative	58,596	177,712	208,404
Total Expenses	103,676	336,647	394,094

Net Income (Loss)	(95,012)	(268,646)	(319,643)

Weighted Average Number of	7,334,348	6,638,984
Common Shares Outstanding
Basic and Fully Diluted

Net (Loss) Per Share-Basic and	(0.01)	(0.04)
Fully Diluted

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' DEFICIT
JUNE 6, 2011 (INCEPTION) TO MAY 31, 2012 (Unaudited)

					Deficit
					Accumulated
			Additional		During
	Common		Paid In	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance June 6, 2011 (Inception) Founders' Shares	6,000,000	6,000	-	-	-	6,000

Contributed Capital			23,027	-	-	23,027

Net Loss	-	-	-	-	(50,997)	(50,997)

Balance August 31, 2011	6,000,000	6,000	23,027	-	(50,997)	(21,970)

Imputed Interest on Related Party Debt		-	5,095	-	-	5,095

Shares Issued for Cash	1,379,500	1,380	39,551	-	-	40,931

Shares Issued for Subscription Receivable	87,000	87	8,613	(8,700)	-	-

Stock Based Compensation	-	-	97,020	-	-	97,020

Net Loss	-	-	-	-	(268,646)	(268,646)

Balance May 31, 2012	7,466,500	7,467	173,306	(8,700)	(319,643)	(147,570)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED 5/31/2012 AND
6/6/2011 (INCEPTION) TO 5/31/2012 (UNAUDITED)

	9 Months Ended	Inception to
	5/31/2012	5/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(268,646)	(319,643)
Adjustments to reconcile net loss with cash used in operations:
Stock Based Compensation Expense	97,020	97,020
Imputed Interest	5,095	5,095

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts Receivable	2,722	(3,728)
Accrued Expenses	30,322	48,477
Deposits & Prepaid Expenses	1,638	(4,685)
Accounts Payable	7,081	10,469
Net Cash (Used in) Operating	(124,768)	(166,995)
Activities)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	40,931	46,931
Capital Contributions	-	23,027
Loans *	83,950	97,150
Net Cash Provided From	124,881	167,108
Financing Activities

Net Increase (decrease) In Cash and Cash Equivalents	113	113

Cash at Beginning of Period	-	-
Cash at End of Period	113	113

Supplemental Disclosures
Interest Paid	-	-
Taxes Paid	-	-

* Related Party
Non-cash transactions:
Shares issued for subscriptions receivable	(8,700)	(8,700)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 6, 2011 (Inception) to May 31, 2012 and
the Three and Nine Month Periods Ending May 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Background

Service Team Inc. was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company intends to commence business operations by service and repair of electrical appliances to fulfill the warranty obligations of manufacturers and insurance companies.  It is a development stage company that has limited operating history and has earned minimal revenues.  Since the inception, the company has been primarily devoting its activities to the following: developing a business plan, determining the market for the company’s services, developing standardized procedures for repairing the appliances, a computerized tracking system for tracking work in progress in the repair facility and capital formation.  Service Team Inc. (“Company”) is in the initial development stage and has incurred losses since inception that total $319,643.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative equity since inception (June 6, 2011) through May 31, 2012, of $147,570. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of May 31, 2012, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027. The Company has also sold 1,466,500 shares to various individuals and received net funds of $40,931 and a Subscription Receivable of $8,700. Hallmark Venture Group, Inc. has also loaned the Company $97,150.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Property and Equipment

The Company does not own any property or equipment. The Company leases office and shop space from Cairo Properties, 7111 Engineer Road, San Diego, California 92111. The Company leases furniture and equipment from Hallmark Venture Group, Inc., a related party. Hallmark Venture Group, Inc., a related party, is also supplying working capital for continued operations. Both leases are considered to be operating leases for reporting purposes.

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

The table below reflects the future minimum lease payments required as of the date of May 31, 2012, for each of the three succeeding fiscal years.

2012	$30,940
2013	$53,040
2014	$35,360
TOTAL	$119,340

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents on May 31, 2012, or August 31, 2011.

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

Concentrations

At the present time, Service Team Inc. has one customer, the Warrantech division of AmTrust Financial Services, Inc, represents all of our sales.  Accounts receivable as of August 31, 2011, was $6,450, and as of May 31, 2012, was $3,728, all from AmTrust Financial Services, Inc.   The Company anticipates obtaining additional business from its other customers that will reduce the Company’s dependency on Warrantech.

Income Taxes

The Company has adopted ASC 740 for reporting purposes. For the period from June 6, 2011 to May 31, 2012, the Company had net operating loss carry forwards of approximately $319,643 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents assets that were measured and recognized at fair value as of August 31, 2011 and May 31, 2012, and the period then ended on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  As of August 31, 2011, the Company had issued 6,000,000 shares of common stock in the Company at $0.001 per share to a related party in exchange for $6,000 cash.  During the nine months ended May 31, 2012, the Company issued an additional 1,466,500 common shares in exchange for $40,931 in cash and a Subscription Receivable of $8,700. No preferred shares have been issued.

As of August 31, 2011 and May 31, 2012, the Company has not granted any stock options.  The Company has received additional paid in capital of $97,020 as stock based compensation.

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

As of August 31, 2011 and May 31, 2012, the Company received $23,027 and $23,027, respectively, in contributed capital from Hallmark Venture Group, Inc., and $13,200 and $97,150, respectively, in non-interest bearing loans. The contribution does not bear interest.  We, therefore, imputed interest of $5,095, charging expense with that amount and increasing Additional Paid in Capital.  The loans from Hallmark Venture Group, Inc. are for general operating costs and are to be repaid as funds are available. Hallmark Venture Group, Inc. and its beneficial owner, Robert L. Cashman, is Secretary and Director and controlling shareholder of Service Team, Inc.

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  As of August 31, 2011 and May 31, 2012, the Company had issued 6,000,000 shares of common stock in the Company at $0.001 per share to a related party in exchange for $6,000 cash and contributed capital of $23,027.   On May 31, 2012, Hallmark Venture Group, Inc. had contributed a total of $23,027 in contributed capital.

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

During the second quarter of 2012, the Company has also issued 500,000 shares to its President, Carlos Arreola, for a cash payment of $500; and 100,000 shares to its Vice President, Douglas K. Dungee, for a cash payment of $100.  These shares were priced at par value, $0.001 per share.  This resulted in a charge to expenses of $59,400 in stock based compensation as provided by FASB Accounting Standards Codification (“ASC”) 718-10-55; due to the fact that the cash value to non-related party investors is at $0.10 per share. See “Stock Based Compensation” in Note 4.

During the third quarter of 2012, the Company issued 380,000 shares to various individuals, priced at par value $0.001 per share, totaling cash receipts of $380. This resulted in a charge to expenses of $37,620 in stock based compensation as provided by ASC 718-10-55; due to the fact that the cash value to non-related party investors is at $0.10 per share. See “Stock Based Compensation” in Note 4. No preferred shares have been issued.

NOTE 6 – INCOME TAXES

As of May 31, 2012, the Company has $217,528 of net estimated tax loss carry forwards for tax purposes, commencing in the fiscal year 2013 which may be applied against future taxable income.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows:

	Inception to May 31, 2012	Inception to August 30, 2011
Net tax loss carry-forwards	$217,528	50,997
Statutory rate	34%	34%
Expected tax recovery	73,960	17,339
Change in valuation allowance	(73,960)	(17,339)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$73,960	17,339
Less: valuation allowance	(73,960)	(17,339)
Net deferred tax asset	$-	-

NOTE 7 – SUBSEQUENT EVENTS

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

Financial Condition

As of May 31, 2012, we had assets of $8,526 including current assets of $3,841.  During the period from inception to May 31, 2012, we also received additional income from sales of approximately $74,451. We have no long term debt; accounts payable of $10,469; and accrued expenses of $48,477. Our major shareholder, Hallmark Venture Group, Inc., is owed $97,150.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

On February 29, 2012, our registration statement and prospectus relating to the public offering and sale of up to 5,000,000 shares of our common stock at $1.00 per share for a total amount of $5,000,000 became effective.  We estimate net proceeds to be $4,970,000 for the total offering if no commissions are paid or $0.994 per share and $4,470,000 or $0.894 per share if commissions are paid.  As of the date of this report, we have sold 1,466,500 shares for cash consideration of $40,931 and Subscriptions Receivables of $8,700.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not own any market risk sensitive instruments or instruments entered into for trading purposes.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

No legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending May 31, 2012, the Company sold 1,466,500 shares to various individuals for a total cash consideration of $40,931 and Subscriptions Receivable of $8,700.  The funds were used for operating capital of the Company including rent and payroll.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Service Team Inc.

Date July 16, 2012	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date July 16, 2012	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer