Form 10-K
period 2012-08-31
Service Team Inc.
filed 2012-11-13
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

Commission file number: 333-178210

SERVICE TEAM INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1653214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18482 Park Villa Place, Villa Park, California	92861
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 714-538-5214

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of February 29, 2012 was approximately $0 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)   On August 31, 2012 the registrants’ common stock was not listed on the Over-the-Counter Bulletin Board.

As of November 1, 2012, there were 7,707,500 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	13
ITEM 11.	EXECUTIVE COMPENSATION	15
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	15
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	15
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	15

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	16

SIGNATURES	17

EXHIBIT INDEX	18

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.   As used herein, “we,” “us,” “our” and the “Company” refers to Service Team Inc. and no subsidiaries.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our operation as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies and the ability of our competitors to copy such technologies; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our client base; the sufficiency of our resources in funding our operations; and our liquidity and capital needs.

Our forward-looking statements are based on our current expectations and beliefs concerning future developments, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I
ITEM 1. BUSINESS.

Service Team Inc. was incorporated under the laws of the state of Nevada on June 6, 2011.  Since that time we have been involved in acquiring equipment and personnel and starting the business of repairing televisions, video recorders, laptop computers and cell phones.

Service Team Inc. is a technology based start-up company specializing in the electronics service and repair industry.  The Company is principally involved in the maintenance and repair of television sets, video recorders, laptop computers and cell phones.   The Company operates a complete repair and service center at 2986 Fletcher Parkway.  Unit C,  El Cajon, California 92111.  The center is staffed with a call center, full-time technicians and a complete set of electronic testing equipment to repair televisions, video recorders, laptop computers and cell phones.  The Company also has the ability to repair circuit boards and other components of most electronic devices.

Service Team Inc, has entered into an Agreement with Service Power Inc. to provide local service personnel in more than 20,000 locations in the United States and Canada. Service Power Inc. a Great Britian based company has a world wide network of electrical appliance repair persons.

Service Team Inc. has developed computer software that equips a customer service representative to diagnose the problems of most televisions over the phone on the customers first call. The software directs the customer service representative to the local repairman that can make the necessary repairs and then orders the parts sent to the field repair man to go to the customer’s location and repair the appliance.  This propriety software was developed by Service Team Inc. over the last year.

On television sets that cannot be repaired, Service Team removes the working parts and sells them as used parts to other repair centers.

The majority of electronic devices today such as television sets, video recorders, laptop computers and cell phones are produced in foreign countries, mostly Asia. In the Chinese Province of Guang dong  (near Hong Kong) there are more than 40,000 manufacturers of electronic devices.  Only a few of these companies have a presence in the United States to fulfill the warranty requirements of American retailers.   Service Team is able to fulfill the warranty requirements of these foreign manufacturers so that they may sell their product in the United States.  In addition, there are warranty service companies selling additional warranties or extended warranties on televisions, video recorders, laptop computers and cell phones after the manufacturer’s warranties have expired.  Service Team will provide the actual repair required by these warranty insurance companies.

In addition to the large field force of Service Power Inc., Service Team has developed a procedure of shipping containers to warranty claimants and having the television or other electrical appliance such as video recorders, laptop computers and cell phones shipped to Service Team’s repair center in San Diego, California.  Service Team then repairs or replaces the television or other electrical appliance and returns it to the owner.

Service Team has a price list of services that sets forth a menu of charges for various repairs or replacements.  This price list is given to our customers when we start to do repairs for them.  We do not do business with individual customers.

Service Team is aggressively soliciting warranty insurance companies or electronic manufacturers in the United States and China that can use our services and, in turn, broaden our customer base.  Currently, one warranty insurance company, Warrantech, a division of AmTrust Financial Services, Inc., currently represents about 100% of Service Team’s business.   Service Team is currently in discussions with several electronic manufacturers in both the United States and China and a number of warranty insurance companies to acquire their repair business.  Service Team does not plan to repair products outside the United States and Canada.  The consumer electronics industry lists more than 70 warranty insurance firms in the United States and several thousand manufacturers of electronic devices that require warranty service.  Warrantech and its parent company, AmTrust Financial Services, Inc., represent approximately 15% of the total market.  We are currently doing only a small portion of AmTrust’s repair work.

Service Team has spent the bulk of its first year of business developing software, training its personnel, and acquiring more customers.  As Service Team acquires more customers, it will be necessary to increase the number of technicians.  Service Team currently has two technicians and it is anticipated that it will hire additional technicians as the demand requires.   Service Team also plans to acquire specialized equipment for the repair of the actual screen on flat screen televisions.  This equipment will enable Service Team to substantially increase its revenues on television repairing.

Service Team is presently operating at a loss.  The organizational costs and starting sales have not produced enough revenue to cover the cost of operation.  The Company currently has on-going revenues of about $6,000 per month.  This has been increasing every month since we started.   Our initial start-up costs of approximately $394,000 have been already incurred.  Our Company is prepared to handle sales of approximately $90,000 per quarter with our present equipment and personnel.   Our loss for the quarter ending November 30, 2011, is approximately $95,012.  Revenues for the same period were $8,664.   We have the capacity with our present equipment and staff to process $90,000 per quarter additional revenue with a very little increase in cost.  The steps to make the Company profitable are to acquire additional customers/accounts to increase our sales volume.  We have verbal commitments with two new customers starting business with the Company in November, 2012.  This additional business would increase our revenues to approximately $20,000 per month which would cover our cost of operation on a monthly basis.  We are currently in discussions with more than a dozen other warranty companies or electronic manufacturers to acquire their warranty repair business in the year 2013.

ITEM 1A. RISK FACTORS.

 An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this prospectus.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue.

We do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.   The service business is labor and capital intensive and the level of operations obtainable by a service company is directly linked and limited by the amount of available capital.  Although we have some cash resources on hand at this time we believe that our ability to achieve commercial success and our continued growth will be dependent on our continued access to capital either through the additional sale of our equity or debt securities, bank lines of credit, projected financing or cash generated from our operations.   We will seek to obtain additional working capital through the sale of our securities.  However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital.  Consequently, there can be no assurance that we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially, reasonable terms.

We do not have significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.

We have a limited history of operations and we may not be successful in our efforts to grow our business and to earn revenues.  Our business and prospectus must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation.  As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall.  This inability could cause net losses in a given period to be greater than expected.  An investment in our securities represents significant risk and you may lose all or part of your entire investment. While our management has significant experience in the service and repair business, our company has minimal prior experience in the service and repair industry.  Accordingly, there is little history upon which to judge our current operations.

We have limited management and staff and will be dependent for the foreseeable future upon consultants.

 At the present time, we have three employees, including our executive officer.   We intend to use the services of independent consultants and contractors to perform various professional services including data processing, legal, accounting and tax services.   We believe that by limiting our management and employees we may be better able to control costs and retain flexibility in developing our company.  Our dependence on third party consultants, data processing, legal and accounting personnel creates a number of risks including, but not limited to, (a) the possibility that such third parties may not be available to us when needed and (b) the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import large quantities of finished goods and component parts.  Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases, unilateral actions.  In addition, the countries in which our products and materials are manufactured or imported made from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing may increase our cost of goods sold).  Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.
Our ability to import products in a timely manner and cost effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries.  These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers.   These alternatives may not be available on short notice or could result in higher transit costs which could have an adverse impact on our business and financial condition.

We are dependent upon others in the normal conduct of our business.

Service Team Inc.  is dependent upon common carrier shipping companies such as FedEx and United Parcel Services to bring electric appliances that require repair to our repair center.   The availability of shipping these products at a competitive price is necessary for Service Team Inc. to be successful.

We are dependent on Service Power Inc. to perform warranty repairs in many locations in the United States and Canada.

Service Team Inc. has contracted with Service Power Inc. an electrical appliance repair company with more than 20,000 field repair persons  in the United States and Canada to assist in repair services.     Service Team Inc.  is dependent on the continuous relationship with Service Power Inc. to maintain repair capability in the many of the communities in the United States and Canada.

If Service Power Inc. were unable to perform the repair services or elected to discontinue doing repair services, it would adversely affect Service Team Inc.’s ability to continue in business.

Technology changes may eliminate the need for warranty repairs.

Televisions consist of six major components, each one has its own repair and maintenance problems.  Technology over the next few years may combine these components into a single solid state component that cannot be repaired.  A computer chip is a good example of this.  Electronic devices used in military aircraft already have this technology.  At the present time, it is not cost effective for consumer electronics.  If this becomes cost effective, it could eliminate the need for warranty repairs.

Large customers may create their own warranty repair centers.

Large customers, such as Sony, have created their own warranty repair centers in the United States.  Other companies and warranty insurance companies may create repair centers that would reduce the business available to our Company.

Our industry is highly competitive which may adversely affect our performance including our ability to acquire customers.

We work in a highly competitive environment. According to the Consumer Electronics Association, there are over 70 warranty insurance companies in the United States.  We have to sell our ability to these companies to do their warranty work. There are other companies doing warranty repairs that have financial and other resources substantially greater than ours.  We cannot assure you that we will be able to acquire the necessary customers to make our company successful.

Our proposed service and repair operations will be subject to various federal, state and local regulations that will materially affect our operations.

Matters regulated will include permits for premises, consumer protection regulations, labor regulations, and disposal regulations.    While we believe we will be able to substantially comply with all of the applicable laws and regulations, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their affect on actual operations.

If we lose our key personnel, our business and prospects may be adversely affected since we rely on certain key personnel to manage our business.

Service Team, in order to successfully implement its growth plans, is dependent upon its current Board of Directors, which includes Carlos Arreola and Robert L. Cashman.   The loss of Carlos Arreola and/or Robert L. Cashman could have a material adverse effect upon Service Team’s business prospects.    Service Team will depend heavily on its management team to effectively implement the services it offers. There can be no assurance that if a change in management occurs, that management will be able to successfully achieve the goals established herein by Service Team.

Our expenses may exceed our expectations.

From our inception (June 6, 2011) to August 31, 2012, a fifteen month period, we incurred a loss of $374,554.  This loss resulted primarily from the organization of the company and moving into a facility.  The set-up costs and improvements in the facility were primary factors in our operating loss.  If our revenue growth is slower than we anticipate or our operating expenses may exceed our expectations it may take an unforeseen period of time to achieve or sustain profitability or we may never achieve or sustain profitability.

Management owns enough stock to control Service Team which places investors at risk of not being able to affect management decisions.

Management owns 5,000,000 shares of common stock that is entitled to one (1) vote per share. Upon the consummation of this Offering, the officers and directors of Service Team will beneficially own more than 54% of the voting rights.   It is anticipated that these individuals will be in a position to control the outcome of all matters requiring shareholder or board approval, including the election of directors. Such influence and control is likely to continue for the foreseeable future and significantly diminishes control and influence, which future shareholders may have on Service Team.   See Securities Ownership of Management.

Service Team could issue additional stock which could reduce the value of your investment.

The holders of common stock do not have any subscription, redemption or conversion rights, nor do they have any preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares. Accordingly, if Service Team  were to elect to sell additional shares of common stock, or securities convertible into or exercisable to purchase shares of common stock following this Offering, persons acquiring common stock in this Offering would have no right to purchase additional shares and, as a result, their percentage equity interest in Service Team  would be diluted. See Description of Securities.

Securities and Exchange Commission rules concerning sales of low-priced securities may hinder re-sales of our common stock.

The Securities might be subject to the low-priced security or so-called penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. In the event the Securities are characterized as a penny stock, the market liquidity for the Securities could be severely affected. In such an event, the regulations relating to penny stocks could limit the ability of broker-dealers to sell the Securities and, thus, the ability of purchasers in this offering to sell their Securities in the secondary market.

Financial Industry Regularly Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may limit your ability to buy and sell our stock and have an adverse affect on the market for our shares depressing our share price.

State Securities Laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this Prospectus.

If you purchase shares of our Common Stock sold pursuant to this Offering, you may not be able to resell the shares in a certain state unless and until the shares of our Common Stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state.  There can be no assurance that we will be successful in registering or qualifying our Common stock for secondary trading, or identifying an available exemption for secondary trading in our Common Stock in every state.

If we fail to register or qualify for an exemption for secondary trading of, our Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our Common Stock, the marker for the Common Stock will be limited which could drive down the market price of our Common Stock and reduce the liquidity of the shares of our Common Stock and a stockholder’s ability to resell shares of our Common Stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of their investment.

We do not intend to pay dividends in the foreseeable future.   Any investment gains will have to come by appreciation in the stock price rather than dividends.

Service Team has paid no dividends to its stockholders and does not plan to pay dividends on its common stock in the foreseeable future. Service Team currently intends to retain any earnings to finance future growth. Investors may receive investment gains through appreciation of value of the stock in the public market

ITEM 1B. UNRESOLVED STAFF COMMENT

None

ITEM 2.  PROPERTIES.

Service Team rents on a month to month basis 1,200 square feet of office space in a building at 18482 Park Villa Place, Villa Park California  92861. The building is furnished for no charge by Hallmark Venture Group, a related party. The Company rents 550 square feet of shop space at 2986 Fletcher Parkway, Unit C,  El Cajon, California 92020. The Company pays a total of $1,500 per month for these spaces. The Company rents warehouse space as needed for $6.00 per month per pallet in a Bonded Customs Warehouse.  The Company leases office furniture, computer equipment, electronic testing equipment and other equipment used for the conduct of its business.  The lease is with Hallmark Venture Group, Inc. at a rate of $100 per month starting August 1, 2011, and is in force until canceled by either party.  Hallmark Venture Group, Inc. is a related party to Service Team Inc.

Our principal executive offices are located at 18482 Park Villa Place, Villa Park, California 92861.

ITEM 3.  LEGAL PROCEEDINGS.
From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State of California, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.

The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably.

Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification.

The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until November 16, 2012, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada and California.  The case has been abated until November 16, 2012.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently listed on the OTC Bulletin Board  under the symbol SVTE.  The transfer agent for our common stock is Holladay Stock Transfer, Inc. 2939 N. 67th Place Scottsdale, Arizona 85251.

Our common stock was approved for listing on October 9, 2012. To date there have been three sales of shares at $1.00 per share totaling $6,000.00.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Dividend Policy

We have not paid or declared any cash dividends on our common stock in the past and do not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of our business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Sales of Unregistered Securities

From the inception (June 6, 2011) to August 31, 2012, the Company sold 7,084,500 shares to the organizers for $7,575.  The Company then sold 552,000 shares for $0.10 per share to friends and family of the organizers for a total of $62,775.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of August 31, 2012, we had assets of $71,621 including current assets of $71,621.  During the period from inception to August 31, 2012, we also received additional income from sales of approximately $73,338.  This represents cash received in the 12 months of operation ending August 31, 2012. Sales increased from $6,450 for the fiscal year ended August 31, 2011, to $68,001 for the 12 months period ended August 31, 2012.  We have no long term debt and no accounts payable.   Our shareholder, Hallmark Venture Group, Inc., is owed $106,764 and accrued payroll for employees during the organization period totals $48,477.  The amount owed Hallmark Venture Group, Inc. are funds advanced to pay our on going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed.  There is no firm payback date.   It is to be repaid when we have funds available.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations.  We will seek to obtain additional working capital through the sale of our securities.  We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.    During the organization of the Company, the Company sold 7,084,500 shares to the organizers for $7,575.  The Company then sold 552,000 shares for $0.10 per share to friends and family of the organizers for a total of $62,775.  The Company then sold, pursuant to its S-1/A Registration, 271,000 shares for a total of $271,000.

On September 4, 2012, the Company filed a post-effective amendment to its S-1/A Registration terminating the remaining unsold shares.  With the offering closed out, the Federal Investment Regulatory Agency (FINRA) then assigned the trading symbol SVTI for the Company’s common stock and cleared the stock for quotation on the OTC-BB.

On September 8, 2012, the Company filed a new Form S-1 Registration with the Securities & Exchange Commission to sell 5,000,000 shares of its common stock. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended August 31, 2012 and 2011 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Service Team Inc. (a development stage company) as of August 31, 2012 and 2011, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended August 31, 2012 and the periods from June 6, 2011, (inception) through August 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Team Inc. as of August 31, 2012 and 2011, and the results of its operations, changes in shareholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 13, 2012

SERVICE TEAM INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31, 2011 AND AUGUST 31, 2012

	August 31,
	2012	2011
ASSETS
Cash	71,621	-
Accounts receivable	-	6,450
Total Current Assets	71,621	6,450

Deposits	-	4,320
Prepaid expenses	-	2,002
Total Non-Current Assets	-	6,322

TOTAL ASSETS	71,621	12,772

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	-	3,387
Due Hallmark Venture Group Inc *	106,764	13,200
Accrued Payroll	50,259	18,155
TOTAL LIABILITIES	157,023	34,742

Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 and 6,000,000 issued and outstanding as of August 31, 2012 and 2011, respectively.	7,708	6,000
Additional paid in capital	310,144	23,027
Subscriptions receivable	(28,700)	-
(Deficit) accumulated during development stage	(374,554)	(50,997)
TOTAL SHAREHOLDERS' (DEFICIT)	(85,402)	(21,970)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	71,621	12,772

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE FISCAL YEAR ENDING AUGUST 31, 2012
AND FOR THE PERIODS FROM JUNE 6, 2011 (INCEPTION) TO AUGUST 31, 2011 AND 2012

	For the fiscal year ended August 31,	Inception to August 31,	Inception to August 31,
	2012	2011	2012
REVENUES
Sales	$64,886	$6,450	$71,336

OPERATING EXPENSES
Cost of sales	103,256	26,755	130,011
General & administrative expenses	278,611	30,692	309,303
Total Operating Expenses	381,867	57,447	439,314

LOSS FROM OPERATIONS	(316,981)	(50,997)	(367,978)

OTHER INCOME (EXPENSE)
Interest expense	(6,576)	-	(6,576)
Total Other Income (Expense)	(6,576)	-	(6,576)

NET INCOME (Loss)	$(323,557)	$(50,997)	$(374,554)

Weighted average number of common shares outstanding - basic and fully diluted	6,803,671	6,679,500

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Shareholders' Deficit
June 6, 2011 (Inception) to August 31, 2012

			Additional Paid In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage
	Common Stock
	Shares	Amount				Total
June 6, 2011 (Inception) Founders' Shares	6,000,000	$6,000	$-	$-	$-	$6,000
Contributed Capital	-	-	23,027	-	-	23,027
Net Loss	-	-	-	-	(50,997)	(50,997)
Balance, August 31, 2011	6,000,000	6,000	23,027	-	(50,997)	(21,970)

Imputed Interest on Related Party Debt	-	-	7,409	-	-	7,409
Imputed Rent Expense	-	-	2,000	-	-	2,000
Contributed Capital from Related Party	-	-	8,640	-	-	8,640
Shares Issued for Cash	1,580,500	1,581	138,525	-	-	140,106
Shares Issued for Subscription Receivable	127,000	127	28,573	(28,700)	-	-
Stock Based Compensation	-	-	101,970	-	-	101,970
Net Loss	-	-	-	-	(323,557)	(323,557)
Balance, August 31, 2012	7,707,500	$7,708	$310,144	$(28,700)	$(374,554)	$(85,402)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED AUGUST 31, 2012
AND FOR THE PERIODS FROM JUNE 6, 2011 (INCEPTION) TO AUGUST 31, 2011 AND 2012

	Fiscal Year Ended August 31,	Inception to August 31,	Inception to August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(323,557)	$(50,997)	$(374,554)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	101,970	-	101,970
Imputed rent expense	2,000	-	2,000
Imputed interest	7,409	-	7,409

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	6,450	(6,450)	-
Accrued Payroll	32,104	18,155	50,259
Deposits & Prepaid Expenses	6,322	(6,322)	-
Accounts Payable	(3,387)	3,387	-
Net Cash (Used in Operating Activities)	(170,689)	(42,227)	(212,916)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	140,106	6,106	146,106
Proceeds from loans with Hallmark Venture Group, Inc. *	93,564	13,200	106,764
Capital Contributions *	8,640	23,027	31,667
Net Cash Provided From Financing Activities	242,310	42,227	284,537

Net Increase (decrease) In Cash and Cash Equivalents	71,621	-	71,621

Cash at Beginning of Period	-	-	-

Cash at End of Period	$71,621	$-	$71,621

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$(28,700)	$-	$(28,700)

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company intends to commence business operations by servicing and repairing electrical appliances to fulfill the warranty obligations of manufacturers and insurance companies.  The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative Statements of Operation and Cash Flows from inception to the current Balance Sheet date.  An entity remains in the development stage until such a time as among other factors revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

The Company has established a fiscal year end of August 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The financial statements present the Balance Sheet, Statements of Operations, Shareholders’ Deficit and Cash Flows of the Company. These financial statements are presented in United States dollars. The accompanying audited, financial statements have been prepared in accordance with the instructions to Form 10-K.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has maintained a negative equity balance since inception (June 6, 2011) through August 31, 2012, of $374,554. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of August 31, 2012, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $31,667. The Company has also sold 1,707,500 shares to various individuals and received net funds of $140,106 and subscription receivables of $28,700. Hallmark Venture Group, Inc. has also loaned the Company $106,764.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2012 or August 31, 2011.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

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

Inventory

The Company does not own inventory.  Parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial as of year-end.

Property and Equipment

The Company does not own any property or equipment.  Service Team rents on a month to month basis 1,200 square feet of office space in a building at 18482 Park Villa Place, Villa Park California 92861. The building is furnished for no charge by Hallmark Venture Group, a related party. During the year ended August 31, 2012, for two months of rent expense, the Company imputed rent expense of $2,000 due to this related party transaction. The Company rents 550 square feet of shop space at 2986 Fletcher Parkway, Unit C, El Cajon, California 92020. The Company pays a total of $1,500 per month for these spaces. The Company rents warehouse space as needed for $6.00 per month per pallet in a Bonded Customs Warehouse.  The Company leases office furniture, computer equipment, electronic testing equipment and other equipment used for the conduct of its business.  The lease is with Hallmark Venture Group, Inc. at a rate of $100 per month starting August 1, 2011, and is in force until canceled by either party.  Hallmark Venture Group, Inc. is a related party to Service Team Inc.  Our principal executive offices are located at 18482 Park Villa Place, Villa Park, California 92861.

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 on June 6, 2011. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash, accounts receivable, accounts payable, and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following table presents assets that were measured and recognized at fair value as of August 31, 2012 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table presents assets that were measured and recognized at fair value as of August 31, 2011 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2012 and 2011 where it cannot conclude that it is more likely than not that those assets will be realized.

Revenue Recognition

Service Team Inc.’s business is to repair or replace electrical appliances (mostly televisions), covered by warranties or insurance companies.  The Company currently does business with one warranty insurance company and is soliciting business from several warranty insurance companies and Asian electronic manufacturers.  The Company has a price list of its services that sets forth a menu of charges for various repairs or replacements. We do not do business with individual customers.

When an order is received to repair a television or other electrical appliance from the manufacturer or the warranty insurance company, the customer who owns the television or other electrical appliance is contacted and provided with a questionnaire in order to determine the part required for replacement.  The part is then shipped to the customer’s residence from the Company’s office and the closest of 20,000 labor centers sends a technician to the residence with instructions from the Company on the specific problem requiring attention.  At the completion of the repair, an invoice is prepared itemizing the parts used and fixed labor rate costs billed by the labor center to the Company.  The invoice is entered into our accounting system and is recognized as revenue at that time. Our invoice is paid by the warranty insurance companies.  We do not take title to the product at any point during this process.

As described above, in accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

Concentrations

At the present time, Service Team Inc. has one customer, the Warrantech division of AmTrust Financial Services, Inc, represents all of our sales.  Accounts receivable as of August 31, 2012 and 2011, were $0 and $6,450, respectively, all from AmTrust Financial Services, Inc. The Company anticipates obtaining additional business from its other customers that will reduce the Company’s dependency on Warrantech.

Lease Commitments

Company terminated its lease on the property on June 1, 2012, by paying a cancellation fee of $22,185.  The Company currently receives office space free of charge, and without lease commitment, through its relationship with Hallmark Venture Groups; rent expense is imputed at a rate of $1,000 per month for this office space.

Share Based Expenses

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts. Prior periods presented are not required to be restated. We adopted the standard as of inception.  The Company has not issued any stock options to its Board of Directors and officers as compensation for their services.  If options are granted, they will be accounted for at a fair value as required by the FASB ASC 718.

Development Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 6, 2011. Since inception, the Company has incurred losses of $374,554. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 6, 2011, “Inception”, in the financial statements.  An entity remains in the development stage until such a time as, among other factors, significant revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of August 31, 2012 and 2011, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In September 2011, FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 3 – CAPITAL STOCK

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.

On June 6, 2011, the Company issued 6,000,000 shares of common stock in the Company at $0.001 per share to Hallmark Venture Group, Inc., a related party, in exchange for $6,000 cash.

On December 14, 2011, the Company issued 500,000 shares of common stock in the Company, at $0.001 per share to Carlos Arreola, President of the Company, a related party, in exchange for $500 cash.  As a result of this transaction, $49,500 in additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.10 per share.

On December 14, 2011, the Company issued 100,000 shares of common stock in the Company, at $0.001 per share to Douglas Dungee, Assistant Vice President of the Company, a related party, in exchange for $100 cash.  As a result of this transaction, $9,900 in additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.10 per share.

On August 22, 2012, the Company issued 50,000 shares of common stock in the Company, at $0.001 per share Gary Bryant, in exchange for $50 cash.  As a result of this transaction, $4,950 in additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.10 per share.

During the 12 months ended August 31, 2012, the Company issued 380,000 shares of common stock in the Company, at $0.001 per share, to three accredited investors who were not related parties, in exchange for $380 cash.  As a result of these transactions, $37,620 in additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.10 per share.

During the 12 months ended August 31, 2012, the Company issued 677,500 shares of common stock in the Company to various non-related party, accredited investors, in exchange for $139,075 cash and $28,700 in subscriptions receivable.

From June 6, 2011 through August 31, 2012, no preferred shares have been issued.

From June 6, 2011 through August 31, 2012, the Company has not granted any stock options.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 25, 2011, the Company entered into a lease agreement with Hallmark Venture Group, Inc. to lease furniture, office equipment, computers, work benches, test equipment, telephones and miscellaneous equipment and tools used to repair televisions and electrical appliances.  The lease calls for a payment of $100 a month for three years payable to Hallmark Venture Group, Inc., effective August 1, 2011.  Robert L. Cashman, Vice President and Secretary of the Company, is the beneficial owner of Hallmark Venture Group, Inc.  This is considered to be an operating lease for reporting purposes.

During the period from June 6, 2011 to August 31, 2011, the Company received $31,667 in contributed capital from Hallmark Venture Group, Inc.

During the period from June 6, 2011 to August 31, 2012, $106,764, in non-interest bearing loans have been advanced to the Company from Hallmark Venture Group, Inc. The loans are non-interest bearing; therefore, the Company imputed interest of $7,409, charging interest expense with that amount and increasing Additional Paid in Capital.  The loans from Hallmark Venture Group, Inc. are for general operating costs and are to be repaid as funds are available. Hallmark Venture Group, Inc. and its beneficial owner, Robert L. Cashman, is Secretary and Director and controlling shareholder of the Company.

On June 6, 2011, the Company issued 6,000,000 shares of common stock in the Company at $0.001 per share to Hallmark Venture Group, Inc., a related party, in exchange for $6,000 cash.

During the period from June 1, 2012 through August 31, 2012, the Company recorded imputed rent expense of $2,000 for the use of the building at 18482 Park Villa Place, Villa Park California 92861 furnished at no charge by Hallmark Venture Group, a related party.

On December 14, 2011, the Company issued 500,000 shares of common stock in the Company, at $0.001 per share to Carlos Arreola, President of the Company, a related party, in exchange for $500 cash.  As a result of this transaction, $49,500 in additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.10 per share.

On December 14, 2011, the Company issued 100,000 shares of common stock in the Company, at $0.001 per share to Douglas Dungee, Assistant Vice President of the Company, a related party, in exchange for $100 cash.  As a result of this transaction, $9,900 in additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.10 per share.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $314,172 as of August 31, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $314,172 will expire in various years through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

Deferred tax asset and the valuation account are as follows:

	August 31, 2012	August 31, 2011
Deferred tax asset:
NOL carry forward	$106,818	$17,339
Valuation allowance	(106,818)	(17,339)
Total:	-	-

The components of income tax expense are as follows:

	August 31, 2012	August 31, 2011
Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	106,818	17,339
Change in valuation allowance	(106,818)	(17,339)
Total:	$-	-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State of California, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.

The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably.

Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification.

The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until November 16, 2012, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada and California.  The case has been abated until November 16, 2012.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

Operating Leases

On July 25, 2011, the Company entered into a lease agreement with Hallmark Venture Group, Inc. to lease furniture, office equipment, computers, work benches, test equipment, telephones and miscellaneous equipment and tools used to repair televisions and electrical appliances.  The lease calls for a payment of $100 a month for three years payable to Hallmark Venture Group, Inc., effective August 1, 2011.  Robert L. Cashman, Vice President and Secretary of the Company,  is the beneficial owner of Hallmark Venture Group, Inc.  This is considered to be an operating lease for reporting purposes.

The minimum lease payments required over the next five years is shown below.

Minimum Lease Payments

2013	$1,200
2014	1,100
2015	-
2016	-
2017	-
$2,300

The Company previously leased space at 7111 Engineer Road, San Diego, California.  The Company terminated its lease on the property on June 1, 2012, by paying a cancellation fee of $22,185.

NOTE 7 – SUBSEQUENT EVENTS

On September 9, 2012 the Company’s common stock was quoted on the OTC-BB with the symbol SVTE.

There were no additional subsequent events through the date that the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2012.

Based on this evaluation, these officers concluded that, as of August 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2012, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

(3)
inadequate closing process to ensure all material misstatements are corrected in the financial statements.  This was evidenced by the fact that there were audit adjustments and restatements of the financial statements.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Directors and Executive Officers

The following table sets forth the names of the members of the Company’s Board of Directors, Executive Officers, and the position with the Company held by each.

Name	Position
Carlos Arreola	President, Director, Chief Executive Officer
Robert L. Cashman	Vice President, Secretary, Director Chief Financial Officer, and Chief Accounting Officer

Each director is elected to hold office for a one-year period or until the next annual meeting of shareholders and until his/her successor has been qualified and elected following the one-year of service. The Officers serve at the discretion of the Company’s directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Management’s Biographies

The following is a brief account of business experience for each director and executive officer of the Company.

CARLOS  ARREOLA, PRESIDENT, DIRECTOR, CHIEF EXECUTIVE OFFICER

Mr. Carlos Arreola, President of Service Team Inc., brings a wealth of experience in the repair and maintenance of televisions and similar appliances.  A brief summary of his work history is as follows:

1979-1986	RCA Corporation, worked as a repair technician on RCA’s televisions and similar small appliances.

1986-1992
General Electric Small Appliance Repair Division, RCA Corp Repair  Division was acquired by General Electric.  Mr. Arreola was employed by General Electric as a Supervisor in Small Appliance Repair and ultimately became the leader of the San Diego repair center.

1992-2008	General Electronics, Manager/Owner. Started his own television repair business in San Diego, California.

2008-2011	Orbital Enterprises, Inc. Mr. Arreola sold his company, General Electronics, to Orbital Enterprises, Inc. and became manager of the Service and Repair Department of Orbital Enterprises, Inc.

2011-Present
Service Team Inc.  Mr. Arreola became Chief Executive Officer of Service Team Inc., a new company organized by Mr. Arreola and Mr. Robert Cashman’s company, Hallmark Venture Group, Inc.  Mr. Arreola is responsible for all aspects of the company.

Mr. Arreola directs a crew of technicians repairing televisions and similar small appliances from Service Team Inc.’s facility in El Cajon, California. Mr. Arreola has received extensive training in the repair and maintenance of electronic devices. He has received a degree from the Electronic Technical Institute and has specialized training in digital micro processing from the General Electric Institute and Colman College.  Mr. Arreola also holds a theological degree from Christian Services Training Institution.

ROBERT L. CASHMAN-VICE PRESIDENT, SECRETARY, DIRECTOR, CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER

Mr. Robert L. Cashman has a diverse background and brings a wealth of experience to the Service Team Inc. organization.  A brief outline of his employment background is as follows:

1956-1960	Management Trainee/Field Representative, Aetna Casualty & Surety Company (first job out of college). Worked in various departments in the insurance company.

1960-1972	President/Owner, Security Plus Life Insurance Company. Organized Security Plus Life Insurance Company. The company wrote credit life and disability insurance on various types of loans.

1972-1982	ITT Corporation. Sold Security Plus Life Insurance Company to ITT and worked for ITT in their Acquisition Department involved in numerous acquisitions and public offerings.

1982-1992	President/Owner, Pacific Envelope Company. Manufacturer and printer of envelopes and publisher of weekly newspapers. Sold the company in 1992.

1992-2005	President, Owner, Charleston Group. Business consulting firm. Consulting on all types of business issues.

2005-Present	President, Hallmark Venture Group, Inc. Business consulting and venture capital firm.

Mr. Cashman has received some prestigious awards from the business community including membership in the Young Presidents Organization, and the INC Magazine Hall of Fame.

Mr. Cashman has also received numerous awards for his continued involvement in civic activities including a member of the Orange County Airport Commission (24 years), operators of the John Wayne Airport, serving on the Governing Board of the local and national YMCA (12 years), and a long term involvement with the Boy Scouts of America on both the local and national basis.  He currently serves on the City of Anaheim’s Work Force Development Board, the city agency that allocates federal funding for educational programs in the city. Mr. Cashman served as an aviation officer (pilot) in the Korean War, owns and flies his own airplane and serves on the boards of several aviation organizations.  He is a graduate of the University of California, Los Angeles (UCLA).

CORPORATE GOVERNANCE

Director Independence

At the present time, we have two directors who are both “insiders.”  Director, Carlos Arreola, also serves as President, CEO and Director, Robert L. Cashman, also serves as Vice President, Secretary, and Chief Financial Officer.  We are currently recruiting outside directors who have some knowledge of our business.  New directors are nominated by either of the present directors and voted on by the Board of Directors.  Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service.  We have not adopted a formal code of ethics as we only have two officers and directors and will adopt a code of ethics when we have appointed independent directors.  The Officers serve at the discretion of the Company’s directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.  Robert L. Cashman serves as Chairman and Secretary of the Board.

Carlos Arreola, the Company’s Chief Executive Officer, serves as a member of the Board.

The Board of Directors has held three Special Directors’ Meetings since the inception of the Company.  All the directors attended all of the meetings.  It is a policy of the Company that all Board Members attend all Board Meetings and the Annual Meeting.

Committees

At the present time, the Board of Directors serves as an Audit Committee, Nominating Committee and Compensation Committee.  None of these committees have had any meetings since the inception of the Company.  It is planned that as we add independent Board Members we will activate these committees.

NOMINATING COMMITTEE:  Director Carlos Arreola and Director Robert L. Cashman participate in consideration of director nominees.  At the present time Service Team is too small to warrant a Nominating Committee.

AUDIT COMMITTEE:  Due to only having two directors, we do not have a separate Audit Committee or a Financial Expert as defined in Rule S-K, Rule 407.  The Board of Directors serves as the Audit Committee.

COMPENSATION COMMITTEE:   The Board of Directors acts as the Compensation Committee. The directors feel Service Team is too small to have a Compensation Committee at this time.  As additional directors are appointed, a formal Compensation Committee will be established.

SHAREHOLDER COMMUNICATIONS:  Shareholders may send written communications on the Company’s web site: www.serviceteam.com

 ITEM 11.  EXECUTIVE COMPENSATION.

Service Team Inc. has made no provisions for paying cash or non-cash compensation to its officers and directors.  No salaries are being paid at the present time to our officers and directors and none have been paid or owed from inception to date. At present we do not have a stock incentive plan in place.  We have not granted any options to our officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company by the officers and directors, as a group, before this offering and after this offering, assuming the sale of all stock offered herein:

Present Ownership	Common Shares	Percent of Total Outstanding Before Offering	Percent of Total Outstanding After Offering
Hallmark Venture Group, Inc. **	5,000,000	65.0%	39.0%
Carlos Arreola	500,000	6.5%	4.0%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	5,500,000	71.5%	43.0%

** Robert L. Cashman is a beneficial owner of Hallmark Venture Group, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.

On July 25, 2011, the Company entered into a Lease Agreement with Hallmark Venture Group, Inc. to lease furniture, office equipment, computers, work benches, test equipment, telephones, and miscellaneous equipment and tools used to repair televisions and electrical appliances.  The Lease calls for a payment of $100 per month for three years to Hallmark Venture Group, Inc. effective August 1, 2011.  The Company also has an Agreement with Hallmark Venture Group, Inc. to loan operating capital to the Company as needed until the Company is able to fund itself.    Robert L. Cashman, Vice President, Secretary, Director and Chief Financial Officer, is the beneficial owner of Hallmark Venture Group, Inc.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, LLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $15,500 for the fiscal year ended August 31, 2012, and $7,000 for the fiscal period ended August 31, 2011.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2012, and $0 for the fiscal year ended August 31, 2011.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2012 and 2011.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2012 and $0 for the fiscal year ended August 31, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.           Financial Statements

2.           Financial Statement Schedules

None.

3.           Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at August 31, 2012 and August 31, 2011,  (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended August 31, 2012 and 2011, (iii) the Statements of Stockholders’ Equity for the years ended August 31, 2012 and 2011, (iv) Statements of Cash Flows for the years ended August 31, 2012 and 2011 and (v) the notes to the Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE TEAM INC

Date: November 13, 2012	By:	/s/ Carlos Arreola
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Carlos Arreola	President, Chief Executive Officer	November 13, 2012
Carlos Arreola	(principal executive officer)

/s/ Robert L Cashman	Vice President, Secretary, Chief Financial Officer, Chief Accounting Officer	November 13, 2012
Robert L. Cashman

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at August 31, 2012 and August 31, 2011, (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended August 31, 2012 and 2011, (iii) the Statements of Stockholders’ Equity for the years ended August 31, 2012 and 2011, (iv) Statements of Cash Flows for the years ended August 31, 2012 and 2011 and (v) the notes to the Financial Statements. *

* Filed herewith.