Form 10-Q
period 2012-11-30
Service Team Inc.
filed 2013-01-16
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,707,500 common shares and no preferred stock as of January 11, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of August 31, 2012 (restated) and November 30, 2012 (unaudited)	3
Statements of Operations for the three month periods ended November 30, 2012, and November 30, 2011, and the period from June 6, 2011 (Inception) to November 30, 2012 (unaudited)	4
Statements of Shareholders’ Deficit from June 6, 2011 (Inception) to November 30, 2012 (unaudited) (restated)	5
Statements of Cash Flows for the three month periods ended November 30, 2012 and 2011 (unaudited) (restated), and the period from June 6, 2011 (Inception) to November 30, 2012 (unaudited) (restated)	6
Notes to Financial Statements	7-14

SERVICE TEAM INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF NOVEMBER 30, 2012 AND AUGUST 31, 2012

	11/30/12 (unaudited)	8/31/12 (restated)
ASSETS
Cash	10,282	71,621
Total Current Assets	10,282	71,621

TOTAL ASSETS	10,282	71,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	6,722	-
Due Hallmark Venture Group Inc *	131,662	106,764
Contingent Liability	54,100	54,100
Accrued Payroll	28,838	50,259
TOTAL LIABILITIES	221,322	211,123

Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 and 7,707,500 issued and outstanding as of November 30, 2012 and August 31, 2012, respectively.	7,708	7,708
Additional paid in capital	259,024	256,044
Subscriptions receivable	-	(28,700)
(Deficit) accumulated during development stage	(477,772)	(374,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(211,040)	(139,502)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	10,282	71,621

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE FISCAL QUARTERS ENDING NOVEMBER 30, 2012 AND 2011
AND FOR THE PERIOD FROM JUNE 6, 2011 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

			Inception to
	11/30/12	11/30/11	11/30/12
REVENUES
Sales	$180	$33,091	$71,516

COST OF SALES
Cost of sales	46,879	44,874	176,890
Gross Margin	(46,699)	(11,783)	(105,374)

OPERATING EXPENSES
General & administrative expenses	53,539	27,272	362,842
Total Operating Expenses	53,539	27,272	362,842

LOSS FROM OPERATIONS	(100,238)	(39,055)	(468,216)

OTHER INCOME (EXPENSE)
Interest expense	(2,980)	-	(9,556)
Total Other Income (Expense)	(2,980)	-	(9,556)

NET INCOME (LOSS)	$(103,218)	$(39,055)	$(477,772)

Weighted average number of common shares outstanding - basic and fully diluted	7,707,500	6,000,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Shareholders' Deficit
June 6, 2011 (Inception) to November 30, 2012
(Unaudited) (Restated)
			Additional Paid In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage
	Common Stock
	Shares	Amount				Total
June 6, 2011 (Inception) Founders' Shares	6,000,000	$6,000	$-	$-	$-	$6,000
Contributed Capital	-	-	23,027	-	-	23,027
Net Loss	-	-	-	-	(50,997)	(50,997)
Balance, August 31, 2011	6,000,000	6,000	23,027	-	(50,997)	(21,970)

Imputed Interest on Related Party Debt	-	-	7,409	-	-	7,409
Imputed Rent Expense	-	-	2,000	-	-	2,000
Contributed Capital from Related Party	-	-	8,640	-	-	8,640
Rescission Liability for Unregistered Sales	-	-	(54,100)	-	-	(54,100)
Shares Issued for Cash	1,580,500	1,581	138,525	-	-	140,106
Shares Issued for Subscription Receivable	127,000	127	28,573	(28,700)	-	-
Stock Based Compensation	-	-	101,970	-	-	101,970
Net Loss	-	-	-	-	(323,557)	(323,557)
Balance, August 31, 2012 (Restated)	7,707,500	$7,708	$256,044	$(28,700)	$(374,554)	$(139,503)

Imputed Interest on Related Party Debt	-	-	2,980	-	-	2,980
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(103,218)	(103,218)
Balance, November 30, 2012 (Unaudited)	7,707,500	$7,708	$259,024	$-	$(477,772)	$(211,040)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL QUARTERS ENDED NOVEMBER 30, 2012 AND 2011,
AND FOR THE PERIOD FROM JUNE 6, 2011 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED) (RESTATED)

	Fiscal Quarter Ended November 30,	(Restated) Fiscal Quarter Ended November 30,	(Restated) Inception to November 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(103,218)	$(39,055)	$(477,772)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	-	-	101,970
Imputed rent expense	-	-	2,000
Imputed interest	2,980	833	10,389

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	-	2,426	-
Accrued Payroll	(21,421)	(3,080)	28,838
Deposits & Prepaid Expenses	-	546	-
Accounts Payable	6,722	(263)	6,722
Net Cash (Used in Operating Activities)	(114,937)	(38,593)	(327,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	28,700	-	174,806
Proceeds from loans with Hallmark Venture Group, Inc. *	24,898	40,250	131,662
Capital Contributions *	-	-	31,667
Net Cash Provided From Financing Activities	53,598	40,250	338,135

Net Increase (decrease) In Cash and Cash Equivalents	(61,339)	1,657	10,282

Cash at Beginning of Period	71,621	-	-

Cash at End of Period	$10,282	$1,657	$10,282

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$-	$-	$(28,700)
Contingent Liability	$-	$-	$(54,100)

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 6, 2011 (Inception) to November 30, 2012 and
the Three Month Periods Ending November 30, 2012, and November 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Background

Service Team Inc. was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company intends to commence business operations by service and repair of electrical appliances to fulfill the warranty obligations of manufacturers and insurance companies.  It is a development stage company that has limited operating history and has earned minimal revenues.  Since the inception, the Company has been primarily devoting its activities to the following: developing a business plan, determining the market for the Company’s services, developing standardized procedures for repairing the appliances, a computerized tracking system for tracking work in progress in the repair facility and capital formation.  Service Team Inc. (“Company”) is in the initial development stage and has incurred losses since inception that total $477,772.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative equity since inception (June 6, 2011) through November 30, 2012, of $211,040. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of November 30, 2012, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $31,667. The Company has also sold 1,707,500 shares to various individuals and received net funds of $168,806. Hallmark Venture Group, Inc. has also loaned the Company $131,622.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Property and Equipment

The Company does not own any property or equipment.  The Company leases furniture and equipment from Hallmark Venture Group, Inc., a related party. Hallmark Venture Group, Inc., a related party, is also supplying working capital for continued operations. Both leases are considered to be operating leases for reporting purposes.

Inventory

The Company does not own inventory.  Parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial.

Lease Commitments

None.

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents on November 30, 2012 or August 31, 2012.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  For the period from June 6, 2011 to November 30, 2012, the Company had net operating loss carry forwards of approximately $414,410 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

Contingent Liability

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of November 30, 2012, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

During the period from November 29, 2011 until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100.  The funds were used for operating capital of the Company including rent and payroll. These sales of our shares sold after the filing date of our S-1 Registration (November 29, 2011) may not be covered by a valid private placement exemption from the registration requirements due to possible integration with the public offering.  To be certain of our position we have elected to offer rescission for  all private sales made after November 29, 2011.  Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08,Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

The following table presents assets that were measured and recognized at fair value as of August 31, 2012 and November 30, 2012, and the period then ended on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  As of November 30, 2012, the Company had issued 6,000,000 shares of common stock in the Company at $0.001 per share to a related party in exchange for $6,000 cash and a capital contribution of $31,667. The Company has also sold 1,707,500 shares for $168,806.

No preferred shares have been issued.

As of August 31, 2012 and November 30, 2012, the Company has not granted any stock options.

During the period from November 29, 2011 until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100.  The funds were used for operating capital of the Company including rent and payroll. These private sales of our shares sold after the filing date of our S-1 Registration (November 29, 2011) may not be covered by a valid private placement exemption from the registration requirements due to possible integration with the public offering. .  Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100.

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

As of August 31, 2012 and November 30, 2012, the Company has received $31,667 and $31,667, respectively, in contributed capital from Hallmark Venture Group, Inc., and $106,764 and $131,622, respectively, in non-interest bearing loans. The contribution does not bear interest.  We, therefore, as of November 30, 2012 and 2011, imputed interest of $2,980 and $833, respectively, charging expense with that amount and increasing Additional Paid in Capital.  The loans from Hallmark Venture Group, Inc. are for general operating costs and are to be repaid as funds are available. Hallmark Venture Group, Inc. and its beneficial owner, Robert L. Cashman, is Secretary and Director and controlling shareholder of Service Team, Inc.

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

NOTE 6 – INCOME TAXES

As of November 30, 2012, the Company has $414,410 of net estimated tax loss carry forwards for tax purposes, commencing in the fiscal year 2013 which may be applied against future taxable income.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows:

	Inception to November 30, 2012	Inception to August 31, 2012
Net tax loss carry-forwards	$414,410	314,554
Statutory rate	34%	34%
Expected tax recovery	140,899	106,818
Change in valuation allowance	(140,899)	(106,818)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$140,899	106,818
Less: valuation allowance	(140,899)	(106,818)
Net deferred tax asset	$-	-

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.   The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements related to the previously reported item:

During the period from November 29, 2011 until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100.  The funds were used for operating capital of the Company including rent and payroll. These private sales of our shares sold after the filing date of our S-1 Registration (November 29, 2011) may not be covered by a valid private placement exemption from the registration requirements due to possible integration with the public offering.  Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100.

The total impact of the correction of this error is a decrease in additional paid in capital of $54,100 and an increase in contingent liability of $54,100, as a non-cash transaction, with no impact to net income.  As a result, the Company’s total liabilities have increased and total equity has decreased by $54,100 as of August 31, 2012.

The following is a summary of the restatement of the balance sheet as of August 31, 2012.  There was no impact to the statement of operations for the fiscal year ended August 31, 2012.

	8/31/12 Previously Reported	Adjustments	8/31/12 As Restated
ASSETS
Cash	71,621	-	71,621
Total Current Assets	71,621	-	71,621

TOTAL ASSETS	71,621	-	71,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	-	-	-
Due Hallmark Venture Group Inc *	106,764	-	106,764
Contingent Liability	-	54,100	54,100
Accrued Payroll	50,259	-	50,259
TOTAL LIABILITIES	157,023	54,100	211,123

Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 issued and outstanding as of August 31, 2012.	7,708	-	7,708
Additional paid in capital	310,144	(54,100)	256,044
Subscriptions receivable	(28,700)	-	(28,700)
(Deficit) accumulated during development stage	(374,554)	-	(374,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(85,402)	(54,100)	(139,502)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	71,621	-	71,621

* Related Party

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. is a technology based company specializing in the electronics service and repair industry. The Company is principally involved in the maintenance and repair of television sets and similar electronic devices. The Company operates a complete repair and service center at 2986 Fletcher Parkway, Unit C, El Cajon,  California  92111. The center is staffed with full-time technicians and a complete set of electronic testing equipment to repair televisions. The Company also has the ability to repair circuit boards and other components of most electronic devices.

Our Business

Most electronic devices today are produced in foreign countries, mostly Asia. These companies have minimal local presence and do not have the ability to honor the warranty commitments that retailers require to sell their products. Service Team Inc. is able to fulfill the warranty requirements of these foreign manufacturers so that they may sell their product in the United States. In addition, there are warranty service companies selling additional warranties and extended warranties on electronic devices after the manufacturer’s warranties have expired. Service Team Inc. will provide the actual repair required by these warranty insurance companies. Service Team has developed a procedure of shipping containers to warranty claimants and having the television or other electrical appliance such as video recorders, laptop computers and cell phones shipped to Service Team’s repair center in San Diego, California.    Service Team then repairs or replaces the television or other electrical appliance and returns it to the owner. This will allow the Company to expand into a regional organization. This type of service is expected to represent a major portion of our warranty repair business.  The Company plans to expand its service operations to include repairs to televisions, video recorders, laptop computers and cell phones.   To date Service Team has only been repairing Televisions.  The Company plans to expand its service operations to include repairs to televisions, video recorders, laptop computers and cell phones. This would allow us to develop sales from broader base of customers.  Effective in January 2013 Service Team Inc, entered into an Agreement with Service Power Inc., to provide local service personnel in more than 20,000 locations in the United States and Canada.   Service Power Inc. a Great Britain based company has a worldwide network of electrical appliance repair persons.  Our agreement with Service Power Inc., is expected to enable our expansion.

Service Team Inc. has developed computer software that equips a customer service representative to diagnose the problems of most televisions over the phone on the customer’s first call. The software directs the customer service representative to the local repairman that can make the necessary repairs and then orders the parts sent to the field repair man to go to the customer’s location and repair the appliance.  This propriety software was developed by Service Team Inc. over the last year.  On television sets that cannot be repaired, Service Team removes the working parts and sells them as used parts to other repair centers.  Service Team has a price list of services that sets forth a menu of charges for various repairs or replacements.  This price list is given to our warranty provider customers when we start to do repairs for them.  We do not do business with individual consumers.

Liquidity and Capital Resources

As of November 30, 2012, we had assets of $10,282 including current assets of $10,282.   We have no long term debt; accounts payable of $6,722; and accrued expenses of $28,838. Our major shareholder, Hallmark Venture Group, Inc., is owed $131,622.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $266,732 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of November 30, 2012, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

During the period from November 29, 2011 until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100.  The funds were used for operating capital of the Company including rent and payroll. These sales of our shares sold after the filing date of our S-1 Registration (November 29, 2011) may not be covered by a valid private placement exemption from the registration requirements due to possible integration with the public offering.  To be certain of our position we have elected to offer rescission for  all private sales made after November 29, 2011.  Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100. .

Results of Operations

Sales during the quarter ended November 30, 2012 were $180 compared to $33,091  for the quarter ended November 30, 2011.   Our cost of goods sold was $46,879 which consisted primarily of repair personnel salaries .  We had a loss for operations of $100,238.  Beginning in March 2012 our shipping costs started increasing rapidly. By May 2012 the costs had increased so much that we elected to discontinue shipping the TV sets to our repair center. We developed a working arrangement with TV repair service personnel to repair our warranty claims in major population areas. This proved very hard to manage service on a timely basis. We gradually lost nearly all of our warranty customers.  Effective in January 2013 Service Team Inc, entered into an Agreement with Service Power Inc. to provide local service personnel in more than 20,000 locations in the United States and Canada. Service Power Inc. a Great Britain based company has a worldwide network of electrical appliance repair persons.  Our major customer Warrentech, a division of Am Trust Financial Services Inc. has started sending us warranty repair jobs. We are currently receiving the claims in California, and Arizona. As we perform in these areas Warrentech will add additional states to our area.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State of California, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.  The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably  .Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification. The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until March 16, 2013, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada and California.  The case has been abated until March 16, 2013.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None during the fiscal quarter ended November 30, 2012

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Service Team Inc.

Date January 16, 2013	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date January 16, 2013	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer