Form 10-K/A
period 2012-08-31
Service Team Inc.
filed 2013-01-25
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

As of January 15, 2013, there were 7,707,500 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANTION OF AMENDMENT

This amendment revises Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 Financial Statements to reflect the restatement of the Financial Statement to include the Contingent Liability and Offer of Rescission described below.

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

Liquidity and Capital Resources

As of August 31, 2012, we had assets of $71,621 including current assets of $71,621.  During the period from inception to August 31, 2012, we also received additional income from sales of approximately $71,336.  This represents cash received in the 12 months of operation ending August 31, 2012. Sales increased from $6,450 for the fiscal year ended August 31, 2011, to $64,886 for the 12 months period ended August 31, 2012.  We have no long term debt and no accounts payable.   Our shareholder, Hallmark Venture Group, Inc., is owed $106,764 and accrued payroll for employees during the organization period totals $50,259.  The amount owed Hallmark Venture Group, Inc. are funds advanced to pay our on going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed.  There is no firm payback date.   It is to be repaid when we have funds available.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations.  We will seek to obtain additional working capital through the sale of our securities.  We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.    During the organization of the Company, the Company sold 7,084,500 shares to the organizers for $7,575.  The Company then sold 552,000 shares for $0.10 per share to friends and family of the organizers for a total of $62,775.  The Company then sold, pursuant to its S-1/A Registration, 271,000 shares for a total of $271,000 which included a subscription receivable of $28,700.  The subscription receivable was paid in cash in January, 2013.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of November 30, 2012, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100.

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

Results of Operations

Sales during the fiscal year ended August 31, 2012 were $64,886. Our cost of goods sold was $103,256 which consisted primarily of repair personnel salaries.  Our general and administrative expenses were $278,611 reflecting organizational cost and professional services for auditing and filings with the SEC. We had a loss for operations of $381,867 and a net loss for the fiscal year of $323,557.  Beginning in March 2012 our shipping costs started increasing rapidly. By May 2012 the costs had increased so much that we elected to discontinue shipping the TV sets to our repair center. We developed a working arrangement with TV repair service personnel to repair our warranty claims in major population areas. This proved very hard to manage on a timely basis. We gradually lost nearly all of our warranty customers.  Effective in January 2013 Service Team Inc., entered into an Agreement with Service Power Inc. to provide local service personnel in more than 20,000 locations in the United States and Canada. Service Power Inc. is a Great Britain based company that has a worldwide network of electrical appliance repair persons. Our major customer Warrentech, a division of Am Trust Financial Services Inc. has started sending us warranty repair jobs. We are currently receiving the claims in California and Arizona. As we perform in these areas Warrentech will add additional states to our area.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

TABLE OF CONTENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of August 31, 2012 (Restated) and 2011	F-3
Statements of Operations for the year ended August 31, 2012, and the period from June 6, 2011 (Inception) to August 31, 2011 and 2012	F-4
Statements of Shareholders’ Deficit from June 6, 2011 (Inception) to August 31, 2012 (Restated)	F-5
Statements of Cash Flows for the year ended August 31, 2012 (restated) and the period from June 6, 2011 (Inception) to August 31, 2011 and 2012 (Restated)	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Service Team Inc. (a development stage company) as of August 31, 2012 and 2011, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended August 31, 2012 and the periods from June 6, 2011 (Inception) through August 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 7 to the financial statements, the 2012 financial statements have been restated to correct an error in the financial statements.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 11, 2012, except for Notes 2, 3 and 7, as to which the date is January 25, 2013

SERVICE TEAM INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31, 2011 AND AUGUST 31, 2012 (RESTATED)

	August 31,
	(Restated) 2012	2011
ASSETS
Cash	71,621	-
Accounts receivable	-	6,450
Total Current Assets	71,621	6,450

Deposits	-	4,320
Prepaid expenses	-	2,002
Total Non-Current Assets	-	6,322

TOTAL ASSETS	71,621	12,772

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	-	3,387
Due Hallmark Venture Group Inc *	106,764	13,200
Contingent Liability	54,100	-
Accrued Payroll	50,259	18,155
TOTAL LIABILITIES	211,123	34,742

Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 and 6,000,000 issued and outstanding as of August 31, 2012 and 2011, respectively.	7,708	6,000
Additional paid in capital	256,044	23,027
Subscriptions receivable	(28,700)	-
(Deficit) accumulated during development stage	(374,554)	(50,997)
TOTAL SHAREHOLDERS' (DEFICIT)	(139,502)	(21,970)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	71,621	12,772

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

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Shareholders' Deficit
June 6, 2011 (Inception) to August 31, 2012 (Restated)

			Additional Paid In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage
	Common Stock
	Shares	Amount				Total
June 6, 2011 (Inception) Founders' Shares	6,000,000	$6,000	$-	$-	$-	$6,000
Contributed Capital	-	-	23,027	-	-	23,027
Net Loss	-	-	-	-	(50,997)	(50,997)
Balance, August 31, 2011	6,000,000	6,000	23,027	-	(50,997)	(21,970)

Imputed Interest on Related Party Debt	-	-	7,409	-	-	7,409
Imputed Rent Expense	-	-	2,000	-	-	2,000
Contributed Capital from Related Party	-	-	8,640	-	-	8,640
Rescission Liability for Unregistered Sales	-	-	(54,100)	-	-	(54,100)
Shares Issued for Cash	1,580,500	1,581	138,525	-	-	140,106
Shares Issued for Subscription Receivable	127,000	127	28,573	(28,700)	-	-
Stock Based Compensation	-	-	101,970	-	-	101,970
Net Loss	-	-	-	-	(323,557)	(323,557)
Balance, August 31, 2012 (Restated)	7,707,500	$7,708	$256,044	$(28,700)	$(374,554)	$(139,502)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED AUGUST 31, 2012
AND FOR THE PERIODS FROM JUNE 6, 2011 (INCEPTION) TO AUGUST 31, 2011 AND 2012 (RESTATED)

	(Restated) Fiscal Year Ended August 31,	Inception to August 31,	(Restated) Inception to August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(323,557)	$(50,997)	$(374,554)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	101,970	-	101,970
Imputed rent expense	2,000	-	2,000
Imputed interest	7,409	-	7,409

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	6,450	(6,450)	-
Accrued Payroll	32,104	18,155	50,259
Deposits & Prepaid Expenses	6,322	(6,322)	-
Accounts Payable	(3,387)	3,387	-
Net Cash (Used in Operating Activities)	(170,689)	(42,227)	(212,916)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	140,106	6,106	146,106
Proceeds from loans with Hallmark Venture Group, Inc. *	93,564	13,200	106,764
Capital Contributions *	8,640	23,027	31,667
Net Cash Provided From Financing Activities	242,310	42,227	284,537

Net Increase (decrease) In Cash and Cash Equivalents	71,621	-	71,621

Cash at Beginning of Period	-	-	-

Cash at End of Period	$71,621	$-	$71,621

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$(28,700)	$-	$(28,700)
Contingent Liability	$(54,100)	$-	$(54,100)

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

Contingent Liability

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock. The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100. As of August 31, 2012 and 2011, the estimated dollar value of the contingent liability is $54,100 and $0, respectively.

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

Contingent Liability

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock. The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100. As of August 31, 2012 and 2011, the estimated dollar value of the contingent liability is $54,100 and $0, respectively.

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

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

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

	8/31/12 Previously Reported	Adjustments	8/31/12 As Restated
ASSETS
Cash	71,621	-	71,621
Total Current Assets	71,621	-	71,621

TOTAL ASSETS	71,621	-	71,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Due Hallmark Venture Group Inc *	106,764	-	106,764
Contingent Liability	-	54,100	54,100
Accrued Payroll	50,259	-	50,259
TOTAL LIABILITIES	157,023	54,100	211,123

Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 issued and outstanding August 31, 2012.	7,708	-	7,708
Additional paid in capital	310,144	(54,100)	256,044
Subscriptions receivable	(28,700)	-	(28,700)
(Deficit) accumulated during development stage	(374,554)	-	(374,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(85,402)	(54,100)	(139,502)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	71,621	-	71,621

* Related Party

NOTE 8 – SUBSEQUENT EVENTS

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

SERVICE TEAM INC

Date: January 25, 2013	By:	/s/ Carlos Arreola
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Carlos Arreola	President, Chief Executive Officer	January 25, 2013
Carlos Arreola	(principal executive officer)

/s/ Robert L Cashman	Vice President, Secretary, Chief Financial Officer, Chief Accounting Officer	January 25, 2013
Robert L. Cashman