Form 10-Q
period 2013-02-28
Service Team Inc.
filed 2013-04-15
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,707,500 common shares and no preferred stock as of April 9, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of February 28, 2013 (unaudited) and August 31, 2012 (restated)	2
Statements of Operations for the three and six month periods ended February 28, 2013 and February 29, 2012, and the period from June 6, 2011 (Inception) to February 28, 2013 (unaudited)	3
Statement of Shareholders’ Deficit from June 6, 2011 (Inception) to February 28, 2013 (unaudited)	4
Statements of Cash Flows for the six month periods ended February 28, 2013 and February 29, 2012 (unaudited) , and the period from June 6, 2011 (Inception) to February 28, 2013 (unaudited)	5
Notes to Financial Statements	6-13

SERVICE TEAM INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2013 AND AUGUST 31, 2012

	2/28/13 (unaudited)	8/31/12 (restated)
ASSETS
Cash	21,222	71,621
Total Current Assets	21,222	71,621

TOTAL ASSETS	21,222	71,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	6,722	-
Due Hallmark Venture Group Inc *	220,533	106,764
Contingent Liability	54,100	54,100
Accrued Payroll	20,038	50,259
TOTAL LIABILITIES	301,393	211,123

Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 and 7,707,500 issued and outstanding as of February 28, 2013 and August 31, 2012, respectively.	7,708	7,708
Additional paid in capital	262,757	256,044
Subscriptions receivable	-	(28,700)
(Deficit) accumulated during development stage	(550,636)	(374,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(280,171)	(139,502)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	21,222	71,621

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING FEBRUARY 28, 2013 AND FEBRUARY 29, 2012, AND FOR THE PERIOD FROM JUNE 6, 2011 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED)

	3 Months Ended 2/28/13	3 Months Ended 2/29/12	6 Months Ended 2/28/13	6 Months Ended 2/29/12	Inception To 2/28/13
REVENUES
Sales	$131	$26,246	$311	$59,337	$71,647

COST OF SALES
Cost of sales	42,480	68,981	89,459	113,855	219,470
Gross Margin	(42,449)	(42,735)	(89,148)	(54,518)	(147,823)

OPERATING EXPENSES
General & administrative expenses	26,682	90,011	80,221	116,450	388,691
Total Operating Expenses	26,682	90,011	80,221	116,450	388,691

LOSS FROM OPERATIONS	(69,131)	(132,746)	(169,369)	(170,968)	(536,514)

OTHER INCOME (EXPENSE)
Interest expense	(3,733)	(1,833)	(6,713)	(2,666)	(14,122)
Total Other Income (Expense)	(3,733)	(1,833)	(6,713)	(2,666)	(14,122)

NET INCOME (LOSS)	$(72,864)	$(134,582)	$(176,082)	$(173,634)	$(550,636)

Weighted average number of common shares outstanding - basic and fully diluted	7,707,500	6,583,500	7,707,500	6,318,577

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Shareholders' Deficit
June 6, 2011 (Inception) to February 28, 2013
(Unaudited)
			Additional Paid In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage
	Common Stock
	Shares	Amount				Total
June 6, 2011 (Inception) Founders' Shares	6,000,000	$6,000	$-	$-	$-	$6,000
Contributed Capital	-	-	23,027	-	-	23,027
Net Loss	-	-	-	-	(50,997)	(50,997)
Balance, August 31, 2011 (audited)	6,000,000	6,000	23,027	-	(50,997)	(21,970)

Imputed Interest on Related Party Debt	-	-	7,409	-	-	7,409
Imputed Rent Expense	-	-	2,000	-	-	2,000
Contributed Capital from Related Party	-	-	8,640	-	-	8,640
Rescission Liability for Unregistered Sales	-	-	(54,100)	-	-	(54,100)
Shares Issued for Cash	1,580,500	1,581	138,525	-	-	140,106
Shares Issued for Subscription Receivable	127,000	127	28,573	(28,700)	-	-
Stock Based Compensation	-	-	101,970	-	-	101,970
Net Loss	-	-	-	-	(323,557)	(323,557)
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$256,044	$(28,700)	$(374,554)	$(139,502)

Imputed Interest on Related Party Debt	-	-	6,713	-	-	6,713
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(176,082)	(176,082)
Balance, February 28, 2013 (unaudited)	7,707,500	$7,708	$262,757	$-	$(550,636)	$(280,171)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012,
AND FOR THE PERIOD FROM JUNE 6, 2011 (INCEPTION) TO FEBRUARY 28, 2013 (UNAUDITED)

			Inception to
	2/28/13	2/29/12	2/28/13
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(176,082)	$(173,634)	$(550,636)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	-	59,400	101,970
Imputed rent expense	-	-	2,000
Imputed interest	6,713	2,666	14,122

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	-	3,380	-
Accrued Payroll	(30,221)	13,324	20,038
Deposits & Prepaid Expenses	-	1,092	-
Accounts Payable	6,722	7,950	6,722
Net Cash (Used in) Operating Activities	(192,868)	(85,822)	(405,784)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	28,700	7,150	174,806
Proceeds from loans with Hallmark Venture Group, Inc. *	113,769	83,950	220,533
Capital Contributions *	-	-	31,667
Net Cash Provided From Financing Activities	142,469	91,100	427,006

Net Increase (decrease) In Cash and Cash Equivalents	(50,339)	5,278	21,222

Cash at Beginning of Period	71,621	-	-

Cash at End of Period	$21,222	$5,278	$21,222

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$-	$1,400	$-
Contingent Liability	$-	$-	$(54,100)

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 6, 2011 (Inception) to February 28, 2013 and
the Six Month Periods Ending February 28, 2013, and February 29, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Background

Service Team Inc. was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company intends to commence business operations by service and repair of electrical appliances to fulfill the warranty obligations of manufacturers and insurance companies.  It is a development stage company that has limited operating history and has earned minimal revenues.  Since the inception, the Company has been primarily devoting its activities to the following: developing a business plan, determining the market for the Company’s services, developing standardized procedures for repairing the appliances, a computerized tracking system for tracking work in progress in the repair facility and capital formation.  Service Team Inc. (“Company”) is in the initial development stage and has incurred losses since inception that total $550,636.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative equity since inception (June 6, 2011) through February 28, 2013, of $280,171. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of February 28, 2013, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $31,667. The Company has also sold 1,707,500 shares to various individuals and received net funds of $168,806. Hallmark Venture Group, Inc. has also loaned the Company $220,533.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents on February 28, 2013 or August 31, 2012.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  For the period from June 6, 2011 to February 28, 2013, the Company had net operating loss carry forwards of approximately $550,636 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

Contingent Liability

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of February 28, 2013, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

The following table presents assets that were measured and recognized at fair value as of February 28, 2013 and August 31, 2012, and the period then ended on a recurring basis:

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

No preferred shares have been issued.

As of August 31, 2012 and February 28, 2013, the Company has not granted any stock options.

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

During the six month periods ended February 28, 2013 and February 29, 2012, the Company has received $113,769 and $83,950, respectively, in non-interest bearing loans from Hallmark Venture Group, Inc.  As of February 28, 2013 and August 31, 2012, these loans totaled $220,533 and $106,764, respectively. The contribution does not bear interest.  We, therefore, during the six month periods ended February 28, 2013 and February 29, 2012,  imputed interest of $6,713 and $2,666, respectively, charging expense with that amount and increasing Additional Paid in Capital.  The loans from Hallmark Venture Group, Inc. are for general operating costs and are to be repaid as funds are available. Hallmark Venture Group, Inc. and its beneficial owner, Robert L. Cashman, is Secretary and Director and controlling shareholder of Service Team, Inc.  In addition, during the period ending August 31, 2011, Hallmark Venture Group, Inc. contributed $31,667 to the Company.

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

NOTE 6 – INCOME TAXES

As of February 28, 2013, the Company has $550,636 of net estimated tax loss carry forwards for tax purposes, commencing in the fiscal year 2013 which may be applied against future taxable income.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows:

	Inception to February 28, 2013	Inception to August 31, 2012
Net tax loss carry-forwards	$483,541	314,554
Statutory rate	34%	34% %
Expected tax recovery	164,404	106,818
Change in valuation allowance	(164,404)	106,818)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$164,404	106,818
Less: valuation allowance	(164,404)	(106,818)
Net deferred tax asset	$-	-

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.   The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

 NOTE 8 – COMMITMENTS & CONTINGENCIES

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State of California, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.  The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably.  Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification. The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until March 16, 2013, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada and California.  The case has been abated until June or July, 2013.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of February 28, 2013, we had assets of $21,222 including current assets of $21,222.   We have no long term debt; accounts payable of $6,722; and accrued expenses of $20,038. Our major shareholder, Hallmark Venture Group, Inc., is owed $220,533.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $266,732 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of February 28, 2013, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

During the period from November 29, 2011, until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100.  The funds were used for operating capital of the Company including rent and payroll. These sales of our shares sold after the filing date of our S-1 Registration (November 29, 2011) may not be covered by a valid private placement exemption from the registration requirements due to possible integration with the public offering.  To be certain of our position we have elected to offer rescission for  all private sales made after November 29, 2011.  Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100.

Results of Operations

Six Months Ended February 28, 2013 compared to Six Months Ended February 29, 2012

Sales during the six month period ended February 28, 2013, were $311 compared to $59,337 for the six month period ending February 29, 2012.   Our cost of goods sold was $89,459 which consisted primarily of repair personnel salaries.  We had a loss for operations of $169,369.  Beginning in March 2012 our shipping costs started increasing rapidly. By May 2012 the costs had increased so much that we elected to discontinue shipping the TV sets to our repair center. We developed a working arrangement with TV repair service personnel to repair our warranty claims in major population areas. This proved very hard to manage service on a timely basis. We gradually lost nearly all of our warranty customers.  Service Team Inc. is gradually developing new warranty customers to continue our business.

Three Months Ended February 28, 2013 compared to Three Months Ended February 29, 2012

Sales during the three month period ended February 28, 2013, were $131 compared to $26,246 for the three month period ending February 29, 2012.   Our cost of goods sold was $42,480 which consisted primarily of repair personnel salaries.  We had a loss for operations of $69,131.  Beginning in March 2012 our shipping costs started increasing rapidly. By May 2012 the costs had increased so much that we elected to discontinue shipping the TV sets to our repair center. We developed a working arrangement with TV repair service personnel to repair our warranty claims in major population areas. This proved very hard to manage service on a timely basis. We gradually lost nearly all of our warranty customers.  Service Team Inc. is gradually developing new warranty customers to continue our business.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State of California, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.  The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably  .Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification. The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until March 16, 2013, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada and California.  The case has been abated until June or July, 2013.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None during the six month period ended February 28, 2013.

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

Service Team Inc.

Date April 15, 2013	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date April 15, 2013	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer