Form 10-Q
period 2013-05-31
Service Team Inc.
filed 2013-07-15
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

(714) 538-5214
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,047,314 common shares and no preferred stock as of May 31, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of May 31, 2013 (unaudited) and August 31, 2012 (restated)	2
Statements of Operations for the three and nine month periods ended May 31, 2013 and May 31, 2012, and the period from June 6, 2011 (Inception) to May 31, 2013 (unaudited)	3
Statement of Shareholders’ Deficit from June 6, 2011 (Inception) to May 31, 2013 (unaudited)	4
Statements of Cash Flows for the nine month periods ended May 31, 2013 and May 31, 2012 (unaudited) , and the period from June 6, 2011 (Inception) to May 31, 2013 (unaudited)	5
Notes to Financial Statements	6-14

SERVICE TEAM INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MAY 31, 2013 AND AUGUST 31, 2012

	5/31/13 (unaudited)	8/31/12 (restated)
ASSETS
Cash	-	71,621
Accounts Receivable	10,500	-
Total Current Assets	10,500	71,621

TOTAL ASSETS	10,500	71,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	9,017	-
Due Hallmark Venture Group Inc *	219,215	106,764
Contingent Liability	54,100	54,100
Accrued Payroll	20,038	50,259
TOTAL LIABILITIES	302,370	211,123

Common stock, $0.001 par value, 74,000,000 authorized, 12,047,314 and 7,707,500 issued and outstanding as of May 31, 2013 and August 31, 2012, respectively.	12,048	7,708
Additional paid in capital	670,166	256,044
Subscriptions receivable	-	(28,700)
(Deficit) accumulated during development stage	(974,084)	(374,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(291,870)	(139,502)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	10,500	71,621

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING MAY 31, 2013 AND MAY 31, 2012 AND FOR THE PERIOD FROM JUNE 6, 2011 (INCEPTION) TO MAY 31, 2013 (UNAUDITED)

	3 Months Ended 5/31/13	3 Months Ended 5/31/12	9 Months Ended 5/31/13	9 Months Ended 5/31/12	Inception To 5/31/13
REVENUES
Sales	$10,500	$8,664	$10,811	$68,001	$82,147

COST OF SALES
Cost of sales	37,302	45,080	126,761	158,935	256,772
Gross Margin	(26,802)	(36,416)	(115,950)	(90,934)	(174,625)

OPERATING EXPENSES
General & administrative expenses	393,974	56,763	474,195	172,617	782,665
Total Operating Expenses	393,974	56,763	474,195	172,617	782,665

LOSS FROM OPERATIONS	(420,776)	(93,179)	(590,145)	(263,551)	(957,290)

OTHER INCOME (EXPENSE)
Interest expense	(2,672)	(1,833)	(9,385)	(5,095)	(16,794)
Total Other Income (Expense)	(2,672)	(1,833)	(9,385)	(5,095)	(16,794)

NET INCOME (LOSS)	$(423,448)	$(95,012)	$(599,530)	$(268,646)	$(974,084)

Weighted average number of common shares outstanding - basic and fully diluted	7,970,526	7,334,348	7,794,212	6,638,984

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.01)	$(0.08)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Shareholders' Deficit
June 6, 2011 (Inception) to May 31, 2013
(Unaudited)
			Additional Paid In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage
	Common Stock
	Shares	Amount				Total
June 6, 2011 (Inception) Founders' Shares	6,000,000	$6,000	$-	$-	$-	$6,000
Contributed Capital	-	-	23,027	-	-	23,027
Net Loss	-	-	-	-	(50,997)	(50,997)
Balance, August 31, 2011 (audited)	6,000,000	6,000	23,027	-	(50,997)	(21,970)

Imputed Interest on Related Party Debt	-	-	7,409	-	-	7,409
Imputed Rent Expense	-	-	2,000	-	-	2,000
Contributed Capital from Related Party	-	-	8,640	-	-	8,640
Rescission Liability for Unregistered Sales	-	-	(54,100)	-	-	(54,100)
Shares Issued for Cash	1,580,500	1,581	138,525	-	-	140,106
Shares Issued for Subscription Receivable	127,000	127	28,573	(28,700)	-	-
Stock Based Compensation	-	-	101,970	-	-	101,970
Net Loss	-	-	-	-	(323,557)	(323,557)
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$256,044	$(28,700)	$(374,554)	$(139,502)

Imputed Interest on Related Party Debt	-	-	9,385	-	-	9,385
Shares Issued for Services	300,000	300	194,700	-	-	195,000
Shares Issued for Cash	39,814	40	19,037	-	-	19,077
Shares Issued into Escrow	4,000,000	4,000	(4,000)	-	-	-
Contributed Capital	-	-	195,000	-	-	195,000
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(599,530)	(599,530)
Balance, May 31, 2013 (unaudited)	12,047,314	$12,048	$670,166	$-	$(974,084)	$(291,870)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MAY 31, 2013 AND MAY 31, 2012,
AND FOR THE PERIOD FROM JUNE 6, 2011 (INCEPTION) TO MAY 31, 2013 (UNAUDITED)

			Inception to
	5/31/13	5/31/12	5/31/13
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(599,530)	$(268,646)	$(974,084)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	195,000	97,020	296,970
Stock capital contributions	195,000	-	195,000
Imputed rent expense	-	-	2,000
Imputed interest	9,385	5,095	16,794

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	(10,500)	2,722	(10,500)
Accrued Payroll	(30,221)	30,322	20,038
Deposits & Prepaid Expenses	-	1,638	-
Accounts Payable	6,722	7,081	6,722
Net Cash (Used in) Operating Activities	(234,144)	(124,768)	(447,060)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	47,777	40,931	193,883
Bank overdrafts	2,295	-	2,295
Proceeds from loans with Hallmark Venture Group, Inc. *	123,643	83,950	230,407
Repayments of loans with Hallmark Venture Group, Inc. *	(11,192)	-	(11,192)
Capital Contributions *	-	-	31,667
Net Cash Provided From Financing Activities	162,523	124,881	447,060

Net Increase (decrease) In Cash and Cash Equivalents	(71,621)	113	-

Cash at Beginning of Period	71,621	-	-

Cash at End of Period	$-	$113	$-

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Non-cash transactions:
Stock issued into escrow	$4,000	$-	$4,000
Shares issued for subscriptions receivable	$-	$8,700	$-
Contingent Liability	$-	$-	$54,100

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 6, 2011 (Inception) to May 31, 2013 and
the Nine Month Periods Ending May 31, 2013, and May 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Background

Service Team Inc. was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company intends to commence business operations by service and repair of electrical appliances to fulfill the warranty obligations of manufacturers and insurance companies.  It is a development stage company that has limited operating history and has earned minimal revenues.  Since the inception, the Company has been primarily devoting its activities to the following: developing a business plan, determining the market for the Company’s services, developing standardized procedures for repairing the appliances, a computerized tracking system for tracking work in progress in the repair facility and capital formation.  Service Team Inc. (“Company”) is in the initial development stage and has incurred losses since inception that total $974,084.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a negative equity since inception (June 6, 2011) through May 31, 2013, of $291,870. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of May 31, 2013, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000.   The Company has also sold 1,747,314 shares to various individuals and received net funds of $280,829.   Hallmark Venture Group, Inc. has also loaned the Company $219,215.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents on May 31, 2013 or August 31, 2012.

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

Income Taxes

The Company has adopted ASC 740 for reporting purposes.  For the period from June 6, 2011 to May 31, 2013, the Company had net operating loss carry forwards of approximately $514,317 that may be available to reduce future years’ taxable income and will expire beginning in 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

Contingent Liability

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of May 31, 2013, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

The following table presents assets that were measured and recognized at fair value as of May 31, 2013 and August 31, 2012, and the period then ended on a recurring basis:

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

During the period from June 6, 2011 to May 31, 2013, the Company has also sold 1,747,314 shares for $280,829.

On April 16, 2013, the Company granted 300,000 restricted shares to Newport Capital Consultants for broker services to be performed over the two year period beginning on that date.  As there were no claw-back provisions on the shares, the Company expensed fully the fair value of the shares on the agreement date valued at $195,000.  In addition, 300,000 trading shares were contributed by Hallmark Venture Group, Inc., which was accounted for as a capital contribution of shares which were transferred to Newport Capital Consultants as additional stock compensation expense of $195,000 on that date.

On May 30, 2013, the Company issued 4,000,000 shares into an escrow account for the future acquisition of 25,000 shares of Trade Leasing, Inc. As of May 31, 2013, these shares had not been transferred out of the Company; therefore, they were recorded as an increase to common stock at their par value of $4,000, and an offsetting reduction in additional paid in capital of the same amount.  See the Note 7 for further details of this acquisition of shares.

No preferred shares have been issued.

As of August 31, 2012 and May 31, 2013, the Company has not granted any stock options.

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

During the nine month periods ended May 31, 2013 and May 31, 2012, the Company has received $123,643 and $83,950, respectively, in non-interest bearing loans from Hallmark Venture Group, Inc.  As of May 31, 2013 and August 31, 2012, these loans totaled $219,215 and $106,764, respectively. The contributions do not bear interest.  We, therefore, during the nine month periods ended May 31, 2013 and May 31, 2012, imputed interest of $9,385 and $5,095, respectively, charging expense with that amount and increasing Additional Paid in Capital.  The loans from Hallmark Venture Group, Inc. are for general operating costs and are to be repaid as funds are available. Hallmark Venture Group, Inc. and its beneficial owner, Robert L. Cashman, is Secretary and Director and controlling shareholder of Service Team, Inc.  In addition, during the period ending August 31, 2011, Hallmark Venture Group, Inc. contributed $31,667 to the Company.

On April 16, 2013, 300,000 trading shares were contributed by Hallmark Venture Group, Inc. (a related party), which was accounted for as a capital contribution of shares which were transferred to Newport Capital Consultants as additional stock compensation expense of $195,000 on that date.

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

NOTE 6 – INCOME TAXES

As of May 31, 2013, the Company has $514,317 of net estimated tax loss carry forwards for tax purposes, commencing in the fiscal year 2013 which may be applied against future taxable income.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows:

	Inception to May 31, 2013	Inception to August 31, 2012
Net tax loss carry-forwards	$514,317	314,554
Statutory rate	34%	34%
Expected tax recovery	174,868	106,818
Change in valuation allowance	(174,868)	106,818)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$174,868	106,818
Less: valuation allowance	(174,868)	(106,818)
Net deferred tax asset	$-	-

NOTE 7 – SUBSEQUENT EVENTS

On June 6, 2013, Service Team Inc. entered into an Agreement to acquire 100% of the stock of Trade Leasing, Inc., a California corporation.  Service Team Inc. is issuing four million of its shares to the owners of Trade Leasing, Inc. as consideration for the purchase.

 NOTE 8 – COMMITMENTS & CONTINGENCIES

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State ofCalifornia, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.  The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably.  Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification. The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until March 16, 2013, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada and California.  The case has been abated until August or September, 2013.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

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

	8/31/12 Previously Reported	Adjustments	8/31/12 As Restated
ASSETS
Cash	71,621	-	71,621
Total Current Assets	71,621	-	71,621

TOTAL ASSETS	71,621	-	71,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Due Hallmark Venture Group Inc *	106,764	-	106,764
Contingent Liability	-	54,100	54,100
Accrued Payroll	50,259	-	50,259
TOTAL LIABILITIES	157,023	54,100	211,123

Common stock, $0.001 par value, 74,000,000 authorized, 7,707,500 issued and outstanding as of August 31, 2012.	7,708	-	7,708
Additional paid in capital	310,144	(54,100)	256,044
Subscriptions receivable	(28,700)	-	(28,700)
(Deficit) accumulated during development stage	(374,554)	-	(374,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(85,402)	(54,100)	(139,502)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	71,621	-	71,621

* Related Party

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. was organized as a technology based company specializing in the electronics service and repair industry.  The combination of the market and the business climate has caused our major customer, Warrentech, to substantially cut back on their business.  This, in turn, has caused Service Team Inc. to gradually lose nearly all of our warranty customers.  Service Team Inc. has not been able to develop new warranty customers to continue our business.   As a result of these conditions, Service Team Inc. has entered into an Agreement to acquire Trade Leasing, Inc., an established manufacturer of truck bodies and truck parts.

Our Business

The primary business of Service Team Inc. will be the manufacture and repair of trucks and truck bodies.  Service Team Inc. acquired Trade Leasing, Inc. on June 6, 2013.  Trade Leading, Inc. is a manufacturer of truck bodies and truck parts.   Trade Leasing, Inc.’s fabrication plant in South Gate, California, is a complete facility for manufacturing and modifying truck bodies.  The Company currently has sales of approximately $100,000 per month and is operating profitably.   The Company distributes its products under the trade name of Delta Stag Truck Bodies.   Service Team Inc. is in the process of auditing Trade Leasing, Inc. at this time so its financial information can be consolidated with Service Team Inc.   Management believes that the acquisition of Trade Leasing, Inc. will make the combined companies immediately profitable.

Service Team Inc. will continue to try to develop its warranty repair business and to support this business Service Team Inc. has created a wholly owned subsidiary called Service Products, Inc.  Service Products, Inc. will import electronic devices, primarily from Asia, and resell them in the U. S. market and acquire the warranty repair business on these products.

Service Team Inc. is aggressively looking for companies to acquire to broaden its customer base.  Companies to be acquired must have an existing customer base and profitable operations.

Liquidity and Capital Resources

As of May 31, 2013, we had assets of $10,500 including current assets of $10,500.   We have no long term debt and no accounts payable.  Our major shareholder, Hallmark Venture Group, Inc., is owed $219,215.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $193,883 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of May 31, 2013, and August 31, 2012, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

Results of Operations

Nine Months Ended May 31, 2013 compared to Nine Months Ended May 31, 2012

Sales during the nine month period ended May 31, 2013, were $10,811 compared to 68,001 for the nine month period ending May 31, 2012.   Our cost of goods sold was $126,761 which consisted primarily of repair personnel salaries.  We had a loss for operations of $590,145.  Beginning in March 2012 our shipping costs started increasing rapidly. By May 2012 the costs had increased so much that we elected to discontinue shipping the TV sets to our repair center. We developed a working arrangement with TV repair service personnel to repair our warranty claims in major population areas. This proved very hard to manage service on a timely basis. We gradually lost nearly all of our warranty customers.  Service Team Inc. is gradually developing new warranty customers to continue our business.

Three Months Ended May 31, 2013 compared to Three Months Ended May 31, 2012

Sales during the three month period ended May 31, 2013, were $10,500 compared to $8,664 for the three month period ending May 31, 2012.   Our cost of goods sold was $37,302 which consisted primarily of replacement parts.   We had a loss for operations of $420,776.  Beginning in March 2012 our shipping costs started increasing rapidly. By May 2012 the costs had increased so much that we elected to discontinue shipping the TV sets to our repair center. We developed a working arrangement with TV repair service personnel to repair our warranty claims in major population areas. This proved very hard to manage service on a timely basis. We gradually lost nearly all of our warranty customers.  Service Team Inc. is gradually developing new warranty customers to continue our business.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Orbital Enterprises, Inc. and Robert N. Meyer, an individual, vs. Robert L. Cashman, an individual, Carlos Arreola, an individual, Hallmark Venture Group, Inc., Service Team Inc., a California corporation, et. al.  Superior Court, State of California, County of San Diego (Central), Case No. 37-2012-00101746-CU-BT-CTL.  The parties to this action were affiliated in business together doing business as Orbital Enterprises, Inc.  Orbital Enterprises, Inc. became insolvent and discontinued business operations.    Meyer, the controlling shareholder, retained Orbital Enterprises, Inc. and Cashman and Arreola started what is now Service Team Inc.   Meyer does business as Orbital Enterprises, Inc. and Orbital Laboratories, Inc. and Cashman and Arreola do business as Service Team Inc.  The parties separated amicably  .Approximately six months later the action referred to herein was filed against the defendants alleging:  (a) breach of fiduciary duty, (b) claim and delivery, (c) interference with economic advantage and (d) two claims for indemnification. The defendants filed a motion to dismiss as their initial pleading.  The motion was heard and the court gave the parties until March 16, 2013, to correct the pleadings and for Orbital Enterprises, Inc. (whose authority to do business in California is suspended and its corporate charter in Nevada is revoked) to correct its corporate status in Nevada andCalifornia.  The case has been abated until August or September, 2013.  Counsel for the defendants believes that the action is frivolous and without merit, and that it will be dismissed.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of February 28, 2013, to May 31, 2013, the Company sold 39,814 shares of common stock for a consideration of $19,077.

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

Service Team Inc.

Date July 15, 2013	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date July 15, 2013	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer