Form 10-K
period 2013-08-31
Service Team Inc.
filed 2013-12-20
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of February 28, 2013 was approximately $3,554,459  based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

As of December 16, 2013, there were 12,367,314 shares of the registrant’s common stock, par value $0.001 per share, outstanding held by 73 shareholders.

Table of Contents

PART I

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	12
ITEM 9A.	CONTROLS AND PROCEDURES	12
ITEM 9B.	OTHER INFORMATION	13

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	17
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	17

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	18

SIGNATURES	19

EXHIBIT INDEX	20

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

PART I

ITEM 1. BUSINESS – OVERVIEW OF OUR COMPANY

Service Team Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 25,000 common shares of Trade Leasing, Inc., granting 100% ownership, for 4,000,000 shares of its common stock; in addition, both entities are under common control.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.  Service Team Inc. and Trade Leasing Inc. have not been involved in a bankruptcy, receivership or any similar proceeding. The acquisition of Trade Leasing Inc. is a major change in the operations of the company. Trade Leasing is being operated as a separate division of Service Team Inc.

Trade Leasing Division.  This division is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called “cold plate” where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company’s customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 23 factory workers and 3 management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include 9 different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

Service Products Division.  This division specializes in electronics service, repair and sales.  Most electronic devices today are produced in foreign countries, mostly Asia.  These companies have minimal local presence and do not have the ability to honor the warranty commitments that retailers require to sell their products.  Service Products Division is able to fulfill the requirements of these foreign manufacturers so that they may sell their products in the United States.   Service Products Division operates a service and repair facility in Chula Vista, California.  Service Products Division is also in the business of marketing electronic products.  This division is currently marketing a small battery backup charge called, Mypowerpebble.  It is used to plug into a cell phone or laptop computer to extend the time between recharging the appliance.  Mypowerpebble is a small, compact egg shaped device that has no cords or wiring.  This division has prepared an Infomercial for airing on national television.  The company has bought several hundred slots of air time on television and cable stations to market the product.  This may be accessed at www.mypowerpebble.com    The Infomercial will begin airing over the internet the week of December 16th and will be aired over national television starting in January, 2014.  Service Products Division has also contracted for two additional products to be developed over the next several months.

Acquisition of Trade Leasing, Inc.

On June 5, 2013, the Company closed on an Stock Exchange Agreement (“SEA”) with Hallmark Holdings Inc. Pursuant to the SEA, we purchased all of Hallmark’s 25,000 shares in Trade Leasing, Inc., a California corporation, which gave the Company ownership of all of its furniture, equipment and vehicles in exchange for 4,000,000 common shares of the Company.

This acquisition was accounted for as an acquisition by entities under common control due to the fact that both Service Team, Inc. and Trade Leasing, Inc. were and continue to be commonly held by Hallmark Venture Group, Inc., and its affiliates. The ownership structure of the Company did not change as a result nor did any of its officers change positions.

As the assets acquired were from an entity under common control, the assets from Trade Leasing, Inc. have been combined at historical cost for all periods presented, with no step-up in basis. See Note 3 for further information.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. This disclosure also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this prospectus.

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

A lack of credit and/or limited financing availability to the Company, its vendors, dealers, or end users could adversely affect our business.

The Company’s liquidity and financial condition could be adversely affected if banking conditions restrict our customers’ ability to finance the purchase of trucks.  A continuing period of reduced credit ability in the market place could have adverse effects on our business and the business of our suppliers.

Increases in the price and demand for raw materials could lower our margins for profitability.

Service Team Inc. does not have long term raw materials supply contracts and is dependent upon suppliers of steel, aluminum, wood products, and fiber glass materials for its manufacturing operations.  Consequently, our ability to produce and deliver our products could be affected by disruptions in our supply of raw materials.  Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.  As a result the Company’s gross margin could be affected.

A shortage in the supply of vehicle chassis and other vehicle components could adversely affect our business.

Service Team Inc. does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end users for the purpose of installing or manufacturing its specialized truck bodies.  General Motors Corp, Ford Motor Company and Mercedes have been the primary suppliers of chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier.  However, there can be no assurance that this attempt would be successful.  In the event of a chassis supply shortage, there would be significant adverse effects on the Company’s business operations.

We compete in the highly competitive specialized vehicle industry.

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company.  Important factors include:  product pricing, quality of product, delivery lead times, and the ability to manufacture a product customized to customer specifications.   Specialized vehicles are produced by a number of small regional companies which create product pricing pressures that could adversely impact the Company’s profits.  Chassis manufacturers could enter into the custom truck body building business to compete with our company.    They have generally not shown an interest in manufacturing truck bodies.  Their highly automated assembly line operations do not lend themselves to the efficient production of a wide variety of high specialized vehicles with large numbers of options and equipment.

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

We have limited management and staff and any loss of our key executives could have an adverse effect on our operations.

Our ability to compete successfully and implement our business strategy depends on the efforts of our key employees.  The loss of services of any one or more of these individuals could have an adverse effect on our business.  We do not maintain key-man life insurance policies on any of our executives.  If we were unable to attract qualified personnel to our management, our ability to implement our business plan could become impaired.

We have potential exposure to environmental and health and safety liabilities which may increase costs and lower profitability.

Our operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage, and disposal of waste, and remediation of contaminated sites.  In certain cases, these requirements may limit the productive capacity of our operations.

Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, have imposed strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites.  New environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, and operating cash flows.

A product defect claim in excess of our insurance coverage, or for which we have no insurance, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a materially adverse effect upon our business.

We face an inherent risk of exposure to product liability, product recall, and other product defect related claims.   If the use of our current or formerly manufactured products result in personal injury and/or property damage, or if a significant number of our products must be recalled we could incur financial losses.  We could also incur damages and significant costs in correcting any defects, lost sales, and suffer damage to our reputation.  We may not have insurance coverage for certain types of claims or our insurance coverage may not be adequate for liabilities we could incur and may not continue to be available on terms acceptable to us.

Our manufacturer’s warranties expose us to potentially significant claims.

We are subject to product warranty claims in the ordinary course of our business.  If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements.  These costs could have a material adverse effect on our business and operating cash flows.

Our proposed service and repair operations will be subject to various federal, state and local regulations that will materially affect our operations.

Matters regulated will include permits for premises, consumer protection regulations, labor regulations, and disposal regulations.    While we believe we will be able to substantially comply with all of the applicable laws and regulations, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their effect on actual operations.

Management owns enough stock to control Service Team which places investors at risk of not being able to affect management decisions.

Management owns 9,500,000 shares of common stock that is entitled to one (1) vote per share.  It is anticipated that these individuals will be in a position to control the outcome of all matters requiring shareholder or board approval, including the election of directors. Such influence and control is likely to continue for the foreseeable future and significantly diminishes control and influence which future shareholders may have on Service Team.   See Securities Ownership of Management.

Service Team could issue additional stock which could reduce the value of your investment.

The holders of common stock do not have any subscription, redemption or conversion rights, nor do they have any preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares. Accordingly, if Service Team  were to elect to sell additional shares of common stock, or securities convertible into or exercisable to purchase shares of common stock, persons acquiring common stock would have no right to purchase additional shares and, as a result, their percentage equity interest in Service Team Inc. would be diluted. See Description of Securities.

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

FINRA rules require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares depressing our share price.

State Securities Laws may limit secondary trading which may restrict the states in which you can sell the shares offered by this Prospectus.

If you purchase shares of our Common Stock sold, you may not be able to resell the shares in a certain state unless and until the shares of our Common Stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state.  There can be no assurance that we will be successful in registering or qualifying our Common stock for secondary trading, or identifying an available exemption for secondary trading in our Common Stock in every state.

If we fail to register or qualify for an exemption for secondary trading of, our Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our Common Stock, the marker for the Common Stock will be limited which could drive down the market price of our Common Stock and reduce the liquidity of the shares of our Common Stock and a stock holder’s ability to resell shares of our Common Stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of their investment.

We do not intend to pay dividends in the foreseeable future.   Any investment gains will have to come by appreciation in the stock price rather than dividends.

Service Team has paid no dividends to its stockholders and does not plan to pay dividends on its common stock in the foreseeable future. Service Team currently intends to retain any earnings to finance future growth. Investors may receive investment gains through appreciation of value of the stock in the public market

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Service Team Inc. leases a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $7,000 per month.  The location consists of three acres of land with two buildings—a fabrication building of 6,000 square feet and a final assembly building of 12,000 square feet.  The final assembly building includes a large spray booth capable of accommodating large trucks and office space for four offices.

Our principal executive offices are located at 18482 Park Villa Place, Villa Park, California 92861.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of December 16, 2013, there were 73 active shareholders and the total shares outstanding of 12,367,314.   The transfer agent for our common stock is Holladay Stock Transfer, Inc.2939 N. 67th Place Scottsdale, Arizona 85251.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2013	High	Low
Fourth Quarter	$1.25	$0.65
Third Quarter	$0.95	$0.25
Second Quarter	$1.00	$0.95
First Quarter	$1.00	$0.51

Fiscal Year Ended August 31, 2012	High	Low
Fourth Quarter	$-	$-
Third Quarter	$-	$-
Second Quarter	$-	$-
First Quarter	$-	$-

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

Sales of Unregistered Securities

In the fiscal year ended August 31, 2012 the company sold   1,707,500 shares to various individuals for $168,806. In the fiscal year ended August 31, 2013 the Company then sold 359,814 shares to various individuals for $171,576.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired Trade Leasing, Inc. for 4,000,000 shares of its common stock.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies. The acquisition of Trade Leasing Inc. is a major change in the operations of the company. Trade Leasing is being operated as a separate division of Service Team Inc.

Results of Operations

The Company had sales of $1,028,077 for the fiscal year ended August 31, 2013.  Cost of sales totaled $919,185 leaving gross margin of $108,892.  Operating and other expenses were $824,809 and $34,314 leaving a net loss of $753,579.

Liquidity and Capital Resources

As of August 31, 2013, we had assets of $220,135 including current assets of $211,135.   We have notes payable of $216,169, accrued payroll costs of $38,227, accrued interest of $537, contingent liabilities of $54,100, and accounts payable of $128,167.  Our major shareholder, Hallmark Venture Group, Inc., is owed $199,999.  The amount owed Hallmark Venture Group, Inc. is included in the notes payable.  Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  We have raised $340,382 from the sale of our common stock during the fiscal years ended August 31, 2013 and 2012 combined.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal year ended August 31, 2013 and our combined financial statements for the year ended August 31, 2012 are attached hereto.

TABLE OF CONTENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of August 31, 2013 and Combined Balance Sheet as of August 31, 2012	F-3
Consolidated Statement of Operations for the year ended August 31, 2013 and Combined Statement of Operations for the year ended August 31, 2012	F-4
Consolidated Statement of Shareholders’ Deficit for the year ended August 31, 2013 and Combined Statement of Shareholders’ Deficit for the year ended August 31, 2012	F-5
Consolidated Statement of Cash Flows for the year ended August 31, 2013 and Combined Statement of Cash Flows for the year ended August 31, 2012	F-6
Notes to the Consolidated and Combined Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.

We have audited the accompanying consolidated balance sheet of Service Team Inc. (the “Company”) as of August 31, 2013 and the combined balance sheet of the Company as of August 31, 2012, and the related consolidated statement of operations, changes in shareholders' deficit, and cash flows for the year ended August 31, 2013 and the related combined statement of operations, changes in shareholders’ deficit, and cash flows for the year ended August 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Team Inc. as of August 31, 2013 and 2012, and the results of its operations, changes in shareholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continued losses, ongoing negative cash flows from operations, has a net working capital deficiency, and an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 20, 2013

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2013 AND
COMBINED BALANCE SHEET AS OF AUGUST 31, 2012

	2013	2012 (restated)
ASSETS
Cash	$100,895	$71,621
Accounts receivable, net of allowances of $5,961 and $0, respectively	110,240	-
Total current assets	211,135	71,621

Property and equipment, net	-	-
Prepaid expenses	9,000	9,000
TOTAL ASSETS	$220,135	$80,621

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$128,167	$-
Cash overdrafts	4,399	-
Promissory note – related party	199,999	106,764
Convertible note payable, net of discount of $6,833 and $0, respectively	16,170	-
Contingent Liability	54,100	54,100
Accrued payroll costs	38,227	50,259
Accrued interest	537	-
TOTAL LIABILITIES	441,599	211,123

Common stock, $0.001 par value, 74,000,000 authorized, 12,367,314 and 7,707,500 issued and outstanding as of August 31, 2013 and August 31, 2012, respectively.	12,367	7,708
Additional paid in capital	950,302	321,044
Subscriptions receivable	-	(28,700)
Accumulated deficit	(1,184,133)	(430,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(221,464)	(130,502)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$220,135	$80,621

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE FISCAL
YEAR ENDING AUGUST 31, 2013 AND COMBINED STATEMENT OF
OPERATIONS FOR THE FISCAL YEAR ENDING AUGUST 31, 2012

	2013	2012
REVENUES
Trade Leasing Division	$1,017,446	$-
Service Products Division	10,631	64,886
TOTAL REVENUES	1,028,077	64,886

COST OF SALES
Trade Leasing Division	759,070	-
Service Products Division	160,115	159,256
TOTAL COST OF SALES	919,185	159,256

GROSS MARGIN	108,892	(94,370)

OPERATING EXPENSES
Bad debts	3,348	-
General & administrative	824,809	278,611
TOTAL OPERATING EXPENSES	828,157	278,611

OPERATING LOSS	(719,265)	(372,981)

OTHER INCOME (LOSS)
Interest expense	(34,314)	(6,576)
TOTAL OTHER INCOME (LOSS)	(34,314)	(6,576)

NET LOSS	$(753,579)	$(379,557)

Weighted number of common shares outstanding - basic and fully diluted	8,882,610	6,803,671

Net (loss) per share - basic and fully diluted	$(0.08)	$(0.06)

The accompanying notes are an integral part of these financial statements

SERVICE TEAM INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT FOR THE FISCAL YEAR ENDING AUGUST 31, 2013 AND COMBINED STATEMENT OF SHAREHODLERS’ DEFICIT FOR THE FISCAL YEAR ENDING AUGUST 31, 2012

	Common Stock		Additional Paid In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2011	6,000,000	$6,000	$23,027	$-	$(50,997)	$(21,970)

Imputed Interest on Related Party Debt	-	-	7,409	-	-	7,409
Imputed Rent Expense	-	-	2,000	-	-	2,000
Contributed Capital from Related Party	-	-	8,640	-	-	8,640
Contributed Lease Payment from Related Party	-	-	65,000	-	-	65,000
Rescission Liability for Unregistered Sales	-	-	(54,100)	-	-	(54,100)
Shares Issued for Cash	1,580,500	1,581	138,525	-	-	140,106
Shares Issued for Subscription Receivable	127,000	127	28,573	(28,700)	-	-
Stock Based Compensation	-	-	101,970	-	-	101,970
Net Loss	-	-	-	-	(379,557)	(379,557)
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$321,044	$(28,700)	$(430,554)	$(130,502)

Imputed Interest on Related Party Debt	-	-	15,338	-	-	15,338
Shares Issued for Services	300,000	300	194,700	-	-	195,000
Shares Issued for Cash	359,814	359	171,217	-	-	171,576
Shares Issued for Acquisition	4,000,000	4,000	(4,000)	-	-	-
Contributed Lease Payment from Related Party	-	-	28,000	-	-	28,000
Contributed Capital	-	-	195,000	-	-	195,000
Imputed rent expense	-	-	6,000	-	-	6,000
Beneficial conversion feature	-	-	23,003	-	-	23,003
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(753,579)	(753,579)
Balance, August 31, 2013	12,367,314	$12,367	$950,302	$-	$(1,184,133)	$(221,464)

The accompanying notes are an integral part of these financial statements

SERVICE TEAM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDING AUGUST 31, 2013 AND THE COMBINED STATEMENT OF CASH FLOWS FOR
THE FISCAL YEAR ENDED AUGUST 31, 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(753,579)	$(379,557)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	195,000	101,970
Stock capital contributions – related party	195,000	-
Bad debt expense	3,348	-
Amortization of debt discount	16,170	-
Imputed rent expense	6,000	2,000
Imputed interest	15,338	7,409

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(113,588)	6,450
Accrued payroll	(12,032)	32,104
Deposits & prepaid expenses	-	(3,322)
Accrued interest	537	-
Accounts payable	128,167	(3,387)
Net Cash (Used in) Operating Activities	(319,639)	(235,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	171,576	140,106
Cash received from stock receivable	28,700	-
Bank overdrafts	4,399	-
Capital contribution for lease payments	28,000	65,000
Proceeds from promissory note – related party	141,493	93,564
Proceeds from convertible note	23,003	-
Repayments of promissory note – related party	(48,258)	-
Capital Contributions – related party	-	8,640
Net Cash Provided From Financing Activities	348,913	307,310
Net Increase In Cash and Cash Equivalents	29,274	71,621
Cash at Beginning of Period	71,621	-
Cash at End of Period	$100,895	$71,621

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Discount due to beneficial conversion feature	$23,003	$-
Shares issued for acquisition	$4,000	$-
Shares issued for subscriptions receivable	$-	$28,700
Contingent Liability	$-	$54,100

The accompanying notes are an integral part of these financial statements

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AT AUGUST 31, 2013 AND 2012, RESPECTIVELY

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired Trade Leasing, Inc. for 4,000,000 shares of its common stock, a commonly held company.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.

The Company has established a fiscal year end of August 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements presented in this report are the combined financial reports of Trade Leasing, Inc. and Service Team Inc.

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders’ Deficit and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying audited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-K.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Service Team Inc. and Trade Leasing, Inc. both of which are under common control and ownership. The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred continued losses, ongoing negative cash flows from operations, have a net working capital deficiency of $221,464, and have an accumulated deficit of approximately $221,464 as of August 31, 2013.  There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its operations by issuing common shares and debt. As of August 31, 2013, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027. The Company has also sold 1,969,014 shares to various individuals and received net funds of $340,383.  Hallmark Venture Group, Inc. has also loaned the Company $199,999.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2013 or August 31, 2012.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of August 31, 2013 and August 31, 2012 was $5,961 and $0, respectively.

Accounts Receivable and Revenue Concentrations

The Company’s wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. One customer South Bay Ford represents about 12% of the total sales and 36% of total receivables during and as of the year ended August 31, 2013.

As of August 31, 2012, Service Team Inc. had one customer, the Warrantech division of AmTrust Financial Services, Inc, that represented all of our sales during the fiscal year ended August 31, 2012.

Inventory

The Company does not own inventory.  For the Service Products division, parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial as of year-end. For the Trade Leasing division, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at August 31, 2013.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was no depreciation expense during the fiscal years ended August 31, 2013 or August 31, 2012.

Net property and equipment were as follows at August 31, 2013 and August 31, 2012:

	2013	2012
Equipment	$233,500	$233,500
Vehicles	15,000	15,000
Furniture	1,500	1,500
Subtotal	250,000	250,000

Less accumulated depreciation	(250,000)	(250,000)
Total	$-	$-

Lease Commitments

Service Team Inc. leases a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $7,000 per month.  The location consists of three acres of land with two buildings a fabrication building of 6,000 square feet and a final assembly building of 12,000 square feet.  The final assembly building includes a large spray booth capable of accommodating large trucks and office space for four offices.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $6,000 and $2,000 of imputed rent expense was recorded for the fiscal years ended August 31, 2013 and 2012, respectively.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash, convertible notes payable, accrued expenses, promissory notes payable, accounts receivable and accounts payable. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Cash, accounts receivable, accounts payable, promissory notes and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following table presents assets that were measured and recognized at fair value as of August 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$16,170	$-
Total	$-	$-	$16,170	$-

The following table presents assets that were measured and recognized at fair value as of August 31, 2012 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2013 and 2012 where it cannot conclude that it is more likely than not that those assets will be realized.

Revenue Recognition

Trade Leasing Division

The Trade Leasing Division receives orders from customers to build or repair truck bodies. The company builds the requested product. At the completion of the product the truck is delivered to the customer.  If the customer accepts the product Trade Leasing Inc. issues an invoice to the customer for the job. The invoice is entered into our accounting system and is recognized as revenue at that time.

In the Trade Leasing Division we use the completed contract method for truck bodies built, which typically have construction periods of 15 days or less. Contracts are considered complete when title has passed, the customer has accepted the product and we do not retain risks or rewards of ownership of the truck bodies. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.  Manufacturing expenses are primarily composed of aluminum cost, which is the largest component of our raw materials cost and the cost of labor.

Service Products Division

The Service Products Division repairs or replaces electrical appliances (mostly televisions), covered by warranties or insurance companies.  The Company has a price list of its services that sets forth a menu of charges for various repairs or replacements.  At the completion of the repair, an invoice is prepared itemizing the parts used and fixed labor rate costs are billed by the Company.  The invoice is entered into our accounting system and is recognized as revenue at that time. Our invoice is paid by the warranty insurance companies.  We do not take title to the product at any point during this process.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of August 31, 2013 and 2012, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 - ACQUISITIONS

Stock Exchange Agreement – Trade Leasing, Inc.

On June 5, 2013, the Company closed on an Stock Exchange Agreement (“SEA”) with Hallmark Holdings Inc. Pursuant to the SEA, we purchased all of Hallmark’s 25,000 shares in Trade Leasing, Inc., a California corporation, which gave the Company ownership of all of its furniture, equipment and vehicles in exchange for 4,000,000 common shares of the Company.

The company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called “cold plate” where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company’s customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery.

This acquisition was accounted for as an acquisition by entities under common control due to the fact that both Service Team, Inc. and Trade Leasing, Inc. were and continue to be commonly held by Hallmark Venture Group, Inc., and its affiliates. The ownership structure of the Company did not change as a result nor did any of its officers change positions.

As the assets acquired were from an entity under common control, the assets from Trade Leasing, Inc. have been combined at historical cost for all periods presented, with no step-up in basis. See below for the recognition entry for the stock issued for the acquisition:

Additional paid-in-capital	$4,000
Common stock, based on par value of $0.001	$(4,000)

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for 2012 have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined financial statements as of and for the fiscal year ended August 31, 2012 present the combined financial position and results of operations of the Company and Trade Leasing, Inc.

Intercompany transactions occurred on or after November 1, 2011 have been eliminated. Likewise, for the period from November 1, 2011 through August 31, 2012, effects of any intra-entity transactions (between the Company and Trade Leasing, Inc.) have been eliminated, resulting in operations for the period prior to Acquisition date essentially being on the same basis as operations post Acquisition date.

The impact of the retrospective adjustment on the Company’s combined balance sheet and statement of operations as of and for the fiscal year ended August 31, 2012 is summarized below.

BALANCE SHEET

	As of August 31, 2012
	The Company as restated	Trade Leasing	Combined Company and Trade Leasing
			(As Adjusted)
Assets
Cash	$71,621	$-	$71,621
Prepaid Deposits	-	9,000	9,000
TOTAL ASSETS	$71,621	$9,000	$80,621

Liabilities
Promissory Note – Related Party	$106,764	$-	$106,764
Contingent Liability	54,100	-	54,100
Accrued payroll costs	50,257	-	50,257
TOTAL LIABILITIES	211,123	-	211,123

Stockholders’ Deficit
Common stock	7,708	-	7,708
Additional paid in capital	256,044	65,000	321,044
Subscription receivable	(28,700)	-	(28,700)
Accumulated deficit	(374,554)	(56,000)	(430,554)
TOTAL STOCKHOLDERS' DEFICIT	(139,502)	9,000	(130,502)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,621	$9,000	$80,621

STATEMENT OF OPERATIONS

	Fiscal Year Ended August 31, 2012
	The Company as restated	Trade Leasing	Combined Company and Trade Leasing
			(As Adjusted)

Revenues	$64,886	$-	$64,886

Cost of sales	(103,256)	(56,000)	(159,256)

Gross Margin	(38,370)	(56,000)	(94,370)

Operating Expenses	(278,611)	-	(278,611)

Operating (Loss) Income	(316,981)	(56,000)	(372,981)

Other expense
Interest expense	(6,576)	-	(6,576)
Net Loss	$(323,557)	$(56,000)	$(379,557)

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.

2012

During the fiscal year ended August 31, 2012 the company sold 1,707,500 shares to various individuals for $168,806.  A portion of these sales, totaling 541,000 shares, sold for cash consideration of $54,100, were sold after the filing date of our S-1 Registration (November 29, 2011) and may not be covered by a valid private placement exemption from the registration requirements due to possible integration with the public offering. Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100.

During the fiscal year ended August 31, 2012, $7,409 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the year at an interest rate of 10 percent.

During the fiscal year ended August 31, 2012, $2,000 of rent expense was imputed from a lease note with related party Hallmark Venture Group, Inc. based upon the calculated fair value of the space provided at no cost to the Company.

During the fiscal year ended August 31, 2012, $8,640 of capital was contributed by Hallmark Venture Group, Inc.

During the fiscal year ended August 31, 2012, $56,000 of capital was contributed by Hallmark Venture Group, Inc., in payment of lease expenses for Trade Leasing, Inc.

During the fiscal year ended August 31, 2012, $101,970 of stock based compensation was charged due to several sales of stock that occurred below the cash selling price of common shares to related party individuals employed by the Company.

2013

During the fiscal year ended August 31, 2013 the company sold 359,814 shares to various individuals for cash of $171,576.  An additional cash amount of $28,700 was received from the stock receivable at August 31, 2012.

During the fiscal year ended August 31, 2012, $15,338 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the year at an interest rate of 10 percent.

On April 16, 2013, the Company granted 300,000 restricted shares to Newport Capital Consultants for consulting services to be performed over the two year period beginning on that date.  As there were no claw-back provisions on the shares, the Company expensed fully the fair value of the shares on the Agreement date valued at $195,000 based upon the closing market price on the date of grant.  In addition, 300,000 trading shares were contributed by U.S. Affiliated, Inc. which was accounted for as a capital contribution of shares which were transferred to Newport Capital Consultants as additional stock compensation expense of $195,000 based upon the closing market price on the date of grant.

On May 31, 2013, the Company issued 4,000,000 shares to Hallmark Venture Group, Inc. as consideration its interest in the 25,000 shares of Trade Leasing, Inc., on June 5, 2013; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $4,000 due to treatment requirements for stock granted for an acquisition of an entity under common control.  The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, in the original principal amount of $23,003 (the “Nunn Note”). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The note holder has an option to convert the note into Common Stock at the price of $0.50 per share.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. As of August 31, 2013, the remaining debt discount balance was $6,833.

During the fiscal year ended August 31, 2013, $6,000 of rent expense was imputed from a lease note with related party Hallmark Venture Group, Inc. based upon the calculated fair value of the space provided at no cost to the Company.

During the fiscal year ended August 31, 2013, $28,000 of capital was contributed by Hallmark Venture Group, Inc., in payment of lease expenses for Trade Leasing, Inc.

No preferred shares have been issued.

As of August 31, 2013 and August 31, 2012, the Company has not granted any stock options.

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

NOTE 5 – DEBT TRANSACTIONS

Convertible Note Payable

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, in the original principal amount of $23,003 (the “Nunn Note”). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The note holder has an option to convert the note into Common Stock at the price of $0.50 per share.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized accordingly to the effective interest method over the term of the convertible note in the amount of $16,170 for the fiscal year ended August 31, 2013. As of August 31, 2013, the remaining debt discount balance was $6,833.  Accrued interest at August 31, 2013 was $537.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal years ended August 31, 2013 and August 31, 2012, the Company has received funds of $141,493 and $93,564, respectively, and repaid funds of $48,258 and $0, respectively.  During the fiscal years ended August 31, 2013 and August 31, 2012, the Company has imputed interest at a reasonable rate of 10 percent totaling $15,338 and $7,409, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal years ended August 31, 2013 and August 31, 2012, the Company has received funds of $141,493 and $93,564, respectively, and repaid funds of $48,258 and $0, respectively.  During the fiscal years ended August 31, 2013 and August 31, 2012, the Company has imputed interest at a reasonable rate of 10 percent totaling $15,338 and $7,409, respectively.

Common Stock Transactions

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

During the fiscal year ended August 31, 2012, $7,409 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the year at an interest rate of 10 percent.

During the fiscal year ended August 31, 2012, $2,000 of rent expense was imputed from a lease note with related party Hallmark Venture Group, Inc. based upon the calculated fair value of the space provided at no cost to the Company.

During the fiscal year ended August 31, 2012, $8,640 of capital was contributed by Hallmark Venture Group, Inc.

During the fiscal year ended August 31, 2012, $56,000 of capital was contributed by Hallmark Venture Group, Inc., in payment of lease expenses for Trade Leasing, Inc.

During the fiscal year ended August 31, 2012, $101,970 of stock based compensation was charged due to several sales of stock that occurred below the cash selling price of common shares to related party individuals employed by the Company.

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

On May 31, 2013, the Company issued 4,000,000 shares to Hallmark Venture Group, Inc. as consideration its interest in the 25,000 shares of Trade Leasing, Inc., on June 5, 2013; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $4,000 due to treatment requirements for stock granted for an acquisition of an entity under common control.  The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

Lease Commitments

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge.  As a result of this contribution of office space, $6,000 and $2,000 of imputed rent expense was recorded for the fiscal years ended August 31, 2013 and 2012, respectively.

NOTE 7 – INCOME TAXES

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $640,243 as of August 31, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $640,243 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at August 31, 2013 and August 31, 2012:

	2013	2012
Net tax loss carry-forwards	$631,243	$314,554
Statutory rate	34%	34%
Expected tax recovery	217,623	106,818
Change in valuation allowance	(217,623)	106,818)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$217,623	$106,818
Less: valuation allowance	(217,623)	(106,818)
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases
Service Team Inc. leases a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $7,000 per month.  The location consists of three acres of land with two buildings—a fabrication building of 6,000 square feet and a final assembly building of 12,000 square feet.  The final assembly building includes a large spray booth capable of accommodating large trucks and office space for four offices.  The minimum lease payments required over the next 12 months is $84,000.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge.  As a result of this contribution of office space, $6,000 and $2,000 of imputed rent expense was recorded for the fiscal years ended August 31, 2013 and 2012, respectively.

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

	8/31/12 Previously Reported	Adjustments	8/31/12 As Restated
ASSETS
Cash	$71,621	$-	$71,621
Total Current Assets	71,621	-	71,621
TOTAL ASSETS	$71,621	$-	$71,621

LIABILITIES
Due Hallmark Venture Group Inc *	$106,764	$-	$106,764
Contingent Liability	-	54,100	54,100
Accrued Payroll	50,259	-	50,259
TOTAL LIABILITIES	157,023	54,100	211,123

SHAREHOLDERS' (DEFICIT)
Common stock, $.001 par value, 74,000,000 authorized, 7,707,500 issued and outstanding August 31, 2012.	7,708	-	7,708
Additional paid in capital	366,144	(54,100)	312,044
Subscriptions receivable	(28,700)	-	(28,700)
(Deficit) accumulated during development stage	(430,554)	-	(430,554)
TOTAL SHAREHOLDERS' (DEFICIT)	(85,402)	(54,100)	(139,502)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$71,621	$-	$71,621

* Related Party

NOTE 10 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the fiscal years ended:

August 31, 2013:

	Trade Leasing	Service Products	Total
Revenues	$1,017,446	$10,631	$1,028,077

Cost of Sales	(759,070)	(160,115)	(919,185)

Gross Margin	258,376	(149,484)	108,892

Operating Expense	(302,609)	(525,548)	(828,157)

Operating Loss	(44,233)	(675,032)	(719,265)

Other Expense	(2,269)	(32,045)	(34,314)

Net Loss	$(46,502)	$(707,077)	$(753,579)
August 31, 2012:

	Trade Leasing	Service Products	Total
Revenues	$-	$64,886	$64,886

Cost of Sales	(56,000)	(103,256)	(159,256)

Gross Margin	(56,000)	(38,370)	(94,370)

Operating Expense	-	(278,611)	(278,611)

Operating Loss	(56,000)	(316,981)	(372,981)

Other Expense	-	(6,576)	(6,576)

Net Loss	$(56,000)	$(323,557)	$(379,557)

NOTE 11 – SUBSEQUENT EVENTS

There were no subsequent events through the date that the financial statements were issued.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2013.

Based on this evaluation, these officers concluded that, as of August 31, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2013 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

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

1992-2008	General Electronics, Manager/Owner. Started a television repair business in San Diego, California.

2008-2011	Orbital Enterprises, Inc. Mr. Arreola sold his company, General Electronics, to Orbital Enterprises, Inc. and became manager of the Service and Repair Department of Orbital Enterprises, Inc.

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

The Board of Directors has held five Special Directors’ Meetings since the inception of the Company.  All the directors attended all of the meetings.  It is a policy of the Company that all Board Members attend all Board Meetings and the Annual Meeting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company by the officers and directors, as a group.

Present Ownership	Common Shares	Percent of Total Outstanding
Hallmark Venture Group, Inc. **	9,000,000	73.0%
Carlos Arreola	500,000	4.0%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	9,500,000	77.0%

** Robert L. Cashman is a beneficial owner of Hallmark Venture Group, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.

On June 5, 2013, Service Team Inc. entered into an agreement with Hallmark Venture Group, Inc. to exchange 4,000,000 shares of Service Team Inc. Common stock for 25,000 shares (100%) of the stock of Trade Leasing Inc.
Robert L. Cashman, Secretary and Chief Financial Officer of Service Team Inc. is the beneficial owner of Hallmark Venture Group Inc.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $15,500 for the fiscal year ended August 31, 2013, and $15,500 for the fiscal year ended August 31, 2012.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2013, and $0 for the fiscal year ended August 31, 2012.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2013 and 2012.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2013 and $0 for the fiscal year ended August 31, 2012.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.          Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of August 31, 2013 and Combined Balance Sheet as of August 31, 2012	F-3

Consolidated Statement of Operations for the year ended August 31, 2013 and Combined Statement of Operations for the year ended August 31, 2012	F-4

Consolidated Statement of Shareholders’ Deficit for the year ended August 31, 2013 and Combined Statement of Shareholders’ Deficit for the year ended August 31, 2012	F-5

Consolidated Statement of Cash Flows for the year ended August 31, 2013 and Combined Statement of Cash Flows for the year ended August 31, 2012	F-6

Notes to the Consolidated and Combined Financial Statements	F-7

2.          Consolidated Financial Statement Schedules

None.

3.           Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

10.3	Agreement between Trade Leasing Inc. and Service Team Inc. filed on form 8K June 15, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of August 31, 2013 and Combined Balance Sheet as of August 31, 2012,  (ii) the Consolidated Statement of Operations for the year ended August 31, 2013 and Combined Statement of Operations for the year ended August 31, 2012, (iii) the Consolidated Statement of Shareholders’ Deficit for the year ended August 31, 2013 and Combined Statement of Shareholders’ Deficit for the year ended August 31, 2012, (iv) Consolidated Statement of Cash Flows for the year ended August 31, 2013 and Combined Statement of Cash Flows for the year ended August 31, 2012 and (v) the Notes to the Consolidated and Combined Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE TEAM INC

Date: December 20, 2013	By:	/s/ Carlos Arreola
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Carlos Arreola	President, Chief Executive Officer	December 20, 2013
Carlos Arreola	(principal executive officer)

/s/ Robert L Cashman	Vice President, Secretary, Chief Financial Officer, Chief Accounting Officer	December 20, 2013
Robert L. Cashman

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on November 29, 2011).

10.3	Agreement between Trade Leasing Inc. and Service Team Inc. filed on form 8K June 15, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of August 31, 2013 and Combined Balance Sheet as of August 31, 2012,  (ii) the Consolidated Statement of Operations for the year ended August 31, 2013 and Combined Statement of Operations for the year ended August 31, 2012, (iii) the Consolidated Statement of Shareholders’ Deficit for the year ended August 31, 2013 and Combined Statement of Shareholders’ Deficit for the year ended August 31, 2012, (iv) Consolidated Statement of Cash Flows for the year ended August 31, 2013 and Combined Statement of Cash Flows for the year ended August 31, 2012 and (v) the Notes to the Consolidated and Combined Financial Statement.*

* Filed herewith.