Form 10-Q
period 2013-11-30
Service Team Inc.
filed 2014-01-27
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,387,314 common shares and no preferred stock as of January 15, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Consolidated Balance Sheets as of November 30, 2013 (unaudited) and August 31, 2013	2
Consolidated Statement of Operations for the three months ended November 30, 2013(unaudited) and the Combined Statement of Operations for the three months ended November 30, 2012 (unaudited)	3
Consolidated Statement of Shareholders Deficit for the year ended August 31, 2013 (audited) and the three months ended November 30, 2013 (unaudited)	4
Consolidated Statement of Cash Flows for the three months ended November 30, 2013 and Combined Statement of Cash Flows for the three months ended November 30, 2012 (unaudited)	5
Notes to the Consolidated Financial Statements	6-17

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2013 (UNAUDITED) AND AUGUST 31, 2013

	11/30/13	8/31/13
ASSETS
Cash	$37,079	$100,895
Accounts receivable, net of allowances of $8,575 and $5,961, respectively	110,637	110,240
Total current assets	147,716	211,135

Property and equipment, net	-	-
Prepaid expenses	9,000	9,000
TOTAL ASSETS	$156,716	$220,135

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$87,807	$128,167
Cash overdrafts	7,576	4,399
Promissory note – related party	175,999	199,999
Convertible note payable, net of discount of $0 and $6,833, respectively	18,003	16,170
Contingent Liability	54,100	54,100
Accrued Payroll Costs	31,005	38,227
Accrued Interest	1,227	537
TOTAL LIABILITIES	375,717	441,599

Common stock, $0.001 par value, 74,000,000 authorized, 12,387,314 and 12,387,314 issued and outstanding as of November 30, 2013 and August 31, 2013, respectively.	12,387	12,367
Additional paid in capital	966,482	950,302
Subscriptions receivable	(10,000)	-
Accumulated deficit	(1,187,870)	(1,184,133)
TOTAL SHAREHOLDERS' (DEFICIT)	(219,001)	(221,464)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$156,716	$220,135

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING NOVEMBER 30, 2013 (UNAUDITED) AND THE COMBINED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 (UNAUDITED)

	11/30/13	11/30/12
REVENUES
Sales	$477,223	$180

COST OF SALES
Cost of sales	311,506	67,879
Gross Margin	165,717	(67,699)

OPERATING EXPENSES
General & administrative expenses	157,231	53,539
Total Operating Expenses	157,231	53,539

PROFIT (LOSS) FROM OPERATIONS	8,486	(121,238)

OTHER INCOME (EXPENSE)
Interest expense	(12,223)	(2,980)
Total Other Income (Expense)	(12,223)	(2,980)

NET LOSS	$(3,737)	$(124,218)

Weighted average number of common shares outstanding - basic and fully diluted	12,370,870	7,707,500

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR ENDED AUGUST 31, 2013 AND THE THREE MONTHS ENDED NOVEMBER 30, 2013 (UNAUDITED)

	Common Stock		Additional Paid In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$321,044	$(28,700)	$(430,554)	$(130,502)
Imputed Interest on Related Party Debt	-	-	15,338	-	-	15,338
Shares Issued for Services	300,000	300	194,700	-	-	195,000
Shares Issued for Cash	359,814	359	171,217	-	-	171,576
Shares Issued for Acquisition	4,000,000	4,000	(4,000)	-	-	-
Contributed Lease Payment from Related Party	-	-	28,000	-	-	28,000
Contributed Capital	-	-	195,000	-	-	195,000
Imputed rent expense	-	-	6,000	-	-	6,000
Beneficial conversion feature	-	-	23,003	-	-	23,003
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(753,579)	(753,579)
Balance, August 31, 2013	12,367,314	$12,367	$950,302	$-	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	4,700	-	-	4,700
Shares Issued for Receivable	20,000	20	9,980	(10,000)	-	-
Imputed rent expense	-	-	1,500	-	-	1,500
Net Loss	-	-	-	-	(3,737)	(3,737)
Balance, November 30, 2013	12,387,314	$12,387	$966,482	$(10,000)	$(1,187,870)	$(219,001)

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND COMBINED STATEMENT OF
CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 (UNAUDITED)

	11/30/13	11/30/12
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,737)	$(124,218)

Adjustments to reconcile net loss with cash used in operations:
Imputed rent expense	1,500	-
Debt discount amortization	6,833	-
Imputed interest	4,700	2,980

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	(397)	-
Accrued Expenses	(6,532)	(21,421)
Accounts Payable	(40,360)	6,722)
Net Cash Used in Operating Activities	(37,993)	(135,937)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	-	28,700
Proceeds from loans with Hallmark Venture Group, Inc. *	-	24,898
Payments on loans with Hallmark Venture Group, Inc. *	(24,000)	-
Payments on convertible notes payable	(5,000)	-
Capital Contribution *	-	21,000
Cash overdrafts	3,177	-
Net Cash Provided by (Used in) Financing Activities	(25,823)	74,598

Net Decrease In Cash and Cash Equivalents	(63,816)	(61,339)

Cash at Beginning of Period	100,895	71,621

Cash at End of Period	$37,079	$10,282

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$10,000	$-

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AT NOVEMBER 30, 2013 AND NOVEMBER 30, 2012

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

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders’ Deficit and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying audited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred continued losses, ongoing negative cash flows from operations, have a net working capital deficiency of $228,001, and have an accumulated deficit of approximately $1,187,870 as of November 30, 2013.  There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its operations by issuing common shares and debt. As of November 30, 2013, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027. The Company has also sold 1,969,014 shares to various individuals and received net funds of $340,383.  Hallmark Venture Group, Inc. has also loaned the Company $175,999.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2013 or August 31, 2013.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of November 30, 2013 and August 31, 2013 was $8,575 and $5,961, respectively.

Accounts Receivable and Revenue Concentrations

The Company’s wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. One customer represents about 36% of total receivables as of August 31, 2013.  Three customers represented 12%, 11% and 10% of total receivables as of November 30, 2013.

During the three months ended November 30, 2013, the Company had one customer that represented about 22% of total sales.  During the three months ended November 30, 2012, Service Team Inc. had one customer, the Warrantech division of AmTrust Financial Services, Inc, that represented all of our sales.

Inventory

The Company does not own inventory.  For the Service Products division, parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial as of year-end. For the Trade Leasing division, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2013 or August 31, 2013.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was no depreciation expense during the three months ended November 30, 2013 and August 31, 2013.

Net property and equipment were as follows at November 30, 2013 and August 31, 2013:

	11/30/13	8/31/13
Equipment	$233,500	$233,500
Vehicles	15,000	15,000
Furniture	1,500	1,500
Subtotal	250,000	250,000

Less accumulated depreciation	(250,000)	(250,000)
Total	$-	$-

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

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $1,500 and $500 of imputed rent expense was recorded for the three months ended November 30, 2013 and November 30, 2012.

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

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 on June 6, 2011. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash, convertible notes payable, accrued expenses, promissory notes payable, accounts receivable and accounts payable. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

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

The following table presents assets that were measured and recognized at fair value as of November 30, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$18,003	$-
Total	$-	$-	$18,003	$-

The following table presents assets that were measured and recognized at fair value as of August 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$16,170	$-
Total	$-	$-	$16,170	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2013 and August 31, 2013 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of November 30, 2013 and 2012, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

NOTE 3 - ACQUISITIONS

Stock Exchange Agreement – Trade Leasing, Inc.

On June 5, 2013, the Company closed on a Stock Exchange Agreement (SEA) with Hallmark Holdings Inc. Pursuant to the SEA, we purchased all of Hallmark’s 25,000 shares in Trade Leasing, Inc., a California corporation, which gave the Company ownership of all of its furniture, equipment and vehicles in exchange for 4,000,000 common shares of the Company.

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

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for 2012 have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined statement of operations for the three months ended November 30, 2012 presents the combined financial position and results of operations of the Company and Trade Leasing, Inc.

Intercompany transactions occurred on or after November 1, 2011 have been eliminated. Likewise, for the period from November 1, 2011 through August 31, 2013, effects of any intra-entity transactions (between the Company and Trade Leasing, Inc.) have been eliminated, resulting in operations for the period prior to Acquisition date essentially being on the same basis as operations post Acquisition date.

The impact of the retrospective adjustment on the Company’s combined statement of operations for the three months ended November 30, 2012 is summarized below.

STATEMENT OF OPERATIONS

	Three Months Ended November 30, 2012
	The Company	Trade Leasing	Combined Company and Trade Leasing

Revenues	$180	$-	$180

Cost of sales	(46,879)	(21,000)	(67,879)

Gross Margin	(46,699)	(21,000)	(67,699)

Operating Expenses	(53,539)	-	(53,539)

Operating (Loss) Income	(100,238)	(21,000)	(121,238)

Other expense
Interest expense	(2,980)	-	(2,980)

Net Loss	$(103,218)	$(21,000)	$(124,218)

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

During the fiscal year ended August 31, 2013, $15,338 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the year at an interest rate of 10 percent.

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

2014

During the three months ended November 30, 2013 the Company sold 20,000 shares for a $10,000 receivable from one investor.

During the three months ended November 30, 2013, $1,500 of rent expense was imputed from a lease note with related party Hallmark Venture Group, Inc. based upon the calculated fair value of the space provided at no cost to the Company.

During the three months ended November 30, 2013, $4,700 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the period at an interest rate of 10 percent.

No preferred shares have been issued.

As of November 30, 2013 and August 31, 2013, the Company has not granted any stock options.

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

NOTE 5 – DEBT TRANSACTIONS

Convertible Note Payable

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, in the original principal amount of $23,003 (the Nunn Note). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The note holder has an option to convert the note into Common Stock at the price of $0.50 per share.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized accordingly to the effective interest method over the term of the convertible note in the amount of $6,833 for the three months ended November 30, 2013. As of November 30, 2013, the remaining debt discount balance was $0.  Accrued interest at November 30, 2013 and August 31, 2013 were $1,227 and $537, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal years ended August 31, 2013 and the three months ended November 30, 2013, the Company has received funds of $141,493 and $0, respectively, and repaid funds of $48,258 and $24,000, respectively.  During the three months ended November 30, 2013 and November 30, 2012, the Company has imputed interest at a reasonable rate of 10 percent totaling $4,700 and $2,980, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal years ended August 31, 2013 and the three months ended November 30, 2013, the Company has received funds of $141,493 and $0, respectively, and repaid funds of $48,258 and $24,000, respectively.  During the three months ended November 30, 2013 and November 30, 2012, the Company has imputed interest at a reasonable rate of 10 percent totaling $4,700 and $2,980, respectively.

Common Stock Transactions

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

Lease Commitments

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $1,500 and $500 of imputed rent expense was recorded for the three months ended November 30, 2013 and November 30, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $630,947 as of November 30, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $630,947 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at November 30, 2013 and August 31, 2013:

	11/30/13	8/31/13
Net tax loss carry-forwards	$630,947	$631,243
Statutory rate	34%	34%
Expected tax recovery	214,552	217,623
Change in valuation allowance	(214,552)	(217,623)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$214,552	$217,623
Less: valuation allowance	(214,552)	(217,623)
Net deferred tax asset	$-	$-

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

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $1,500 and $500 of imputed rent expense was recorded for the three months ended November 30, 2013 and November 30, 2012.

NOTE 9 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

November 30, 2013:

	Trade Leasing	Service Products	Total
Revenues	$477,223	$-	$477,223

Cost of Sales	(294,778)	(16,728)	(311,506)

Gross Margin	182,445	(16,728)	165,717

Operating Expense	(118,971)	(38,260)	(157,231)

Operating Income (Loss)	63,474	(54,988)	8,486

Other Expense	-	(12,223)	(12,223)

Net Loss	$63,474	$(67,211)	$(3,737)
November 30, 2012:

	Trade Leasing	Service Products	Total
Revenues	$-	$180	$180

Cost of Sales	(21,000)	(46,879)	(67,879)

Gross Margin	(21,000)	(46,699)	(67,699)

Operating Expense	-	(53,539)	(53,539)

Operating Loss	(21,000)	(100,239)	(121,238)

Other Expense	-	(2,980)	(2,980)

Net Loss	$(21,000)	$(103,218)	$(124,218)

NOTE 10 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

As of November 30, 2013, we had assets of $156,716 including current assets of $147,716.   We have accounts payable of $87,807, cash overdrafts of $7,576, related party notes payable (Hallmark Venture Group) of $175,999, convertible notes payable of $18,003, contingent liabilities of $54,100, and accrued expenses of $32,232.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $350,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of November 30, 2013, and August 31, 2013, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

Results of Operations

Three Months Ended November 30, 2013 compared to the Three Months Ended November 30, 2012

Sales during the three month period ended November 30, 2013, were $477,223 compared to $180 for the three month period ending November 30, 2012.   Our cost of revenues was $311,506 which consisted primarily of repair personnel salaries.  Our operating expenses were $157,231. We had income from operations of $8,486.  Our interest expense was $12,223; leaving a net loss of $3,737.

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

None

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of August 31, 2013, to November 30, 2013, the Company sold 20,000 shares of common stock for a consideration of $10,000.

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

Service Team Inc.

Date January 27, 2014	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date January 27, 2014	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer