Form 10-Q
period 2014-02-28
Service Team Inc.
filed 2014-04-10
CIK 1535635

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer”, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,430,647 common shares and no preferred stock as of April 9, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Consolidated Balance Sheets as of February 28, 2014 (unaudited) and August 31, 2013	3
Consolidated Statements of Operations for the three and six month periods ended February 28, 2014 and the Combined Statements of Operations for the three and six months ended February 28, 2013 (unaudited)	4
Consolidated Statement of Shareholders Deficit for the year ended August 31, 2013 and the six months ended February 28, 2014 (unaudited)	5
Consolidated Statement of Cash Flows for the six months ended February 28, 2014 and the Combined Statement of Cash Flows for the six months ended February 28, 2013 (unaudited)	6
Notes to Consolidated Financial Statements	7

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2014 (UNAUDITED) AND AUGUST 31, 2013

	2/28/14	8/31/13
ASSETS
Cash	$1,790	$100,895
Accounts receivable, net of allowances of $13,085 and $5,961, respectively	103,580	110,240
Total current assets	105,370	211,135

Property and equipment, net	-	-
Prepaid expenses	9,000	9,000
TOTAL ASSETS	$114,370	$220,135

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$117,747	$128,167
Cash overdrafts	-	4,399
Promissory note – related party	166,279	199,999
Convertible note payable, net of discount of $0 and $6,833, respectively	18,003	16,170
Contingent Liability	54,100	54,100
Accrued Payroll Costs	37,139	38,227
Accrued Interest	1,917	537
TOTAL LIABILITIES	395,185	441,599

Common stock, $0.001 par value, 74,000,000 authorized, 12,430,647 and 12,387,314 issued and outstanding as of February 28, 2014 and August 31, 2013, respectively.	12,430	12,367
Additional paid in capital	987,771	950,302
Subscriptions receivable	(10,000)	-
Accumulated deficit	(1,271,016)	(1,184,133)
TOTAL SHAREHOLDERS' (DEFICIT)	(280,815)	(221,464)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$114,370	$220,135

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING FEBRUARY 28, 2014 AND THE COMBINED STATEMENT OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2013 (UNAUDITED)

	3 Months Ended 2/28/14	3 Months Ended 2/28/13	6 Months Ended 2/28/14	6 Months Ended 2/28/13
REVENUES
Sales	$442,895	$305,691	$920,118	$305,871

COST OF SALES
Cost of sales	345,920	189,252	657,426	257,231
Gross Margin	96,975	116,439	262,692	48,640

OPERATING EXPENSES
General & administrative expenses	174,599	89,304	331,830	142,943
Total Operating Expenses	174,599	89,304	331,830	142,943

INCOME (LOSS) FROM OPERATIONS	(77,624)	27,135	(69,138)	(94,303)

OTHER INCOME (EXPENSE)
Interest expense	(5,522)	(3,733)	(17,745)	(6,713)
Total Other Income (Expense)	(5,522)	(3,733)	(17,745)	(6,713)

NET INCOME (LOSS)	$(83,146)	$23,402	$(86,883)	$(101,016)

Weighted average number of common shares outstanding - basic and fully diluted	12,414,277	7,707,500	12,392,434	7,707,500

Net income (loss) per share - basic and fully diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR ENDED AUGUST 31, 2013 AND THE SIX MONTHS ENDED FEBRUARY 28, 2014 (UNAUDITED)

	Common Stock		Additional Paid In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$321,044	$(28,700)	$(430,554)	$(130,502)
Imputed Interest on Related Party Debt	-	-	15,338	-	-	15,338
Shares Issued for Services	300,000	300	194,700	-	-	195,000
Shares Issued for Cash	359,814	359	171,217	-	-	171,576
Shares Issued for Acquisition	4,000,000	4,000	(4,000)	-	-	-
Contributed Lease Payment from Related Party	-	-	28,000	-	-	28,000
Contributed Capital	-	-	195,000	-	-	195,000
Imputed rent expense	-	-	6,000	-	-	6,000
Beneficial conversion feature	-	-	23,003	-	-	23,003
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(753,579)	(753,579)
Balance, August 31, 2013	12,367,314	$12,367	$950,302	$-	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	9,532	-	-	9,532
Shares Issued for Cash	43,333	43	14,957	-	-	15,000
Shares Issued for Receivable	20,000	20	9,980	(10,000)	-	-
Imputed rent expense	-	-	3,000	-	-	3,000
Net Loss	-	-	-	-	(86,883)	(86,883)
Balance, February 28, 2014	12,430,647	$12,430	$987,771	$(10,000)	$(1,271,016)	$(280,815)

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2014 AND THE COMBINED STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2013 (UNAUDITED)

	2/28/14	2/28/13
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(86,883)	$(101,016)

Adjustments to reconcile net loss with cash used in operations:
Imputed rent expense	3,000	3,000
Debt discount amortization	6,833	-
Imputed interest	9,532	6,713

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	6,660	(95,476)
Accrued Expenses	292	(30,221)
Accounts Payable	(14,819)	61,824
Net Cash Used in Operating Activities	(75,385)	(155,176)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	15,000	28,700
Proceeds from loans with Hallmark Venture Group, Inc. *	5,280	113,769
Payments on loans with Hallmark Venture Group, Inc. *	(39,000)	-
Payments on convertible notes payable	(5,000)	-
Capital Contribution *	-	-
Net Cash Provided by (Used in) Financing Activities	(23,720)	142,469

Net Decrease In Cash and Cash Equivalents	(99,105)	(12,707)

Cash at Beginning of Period	100,895	71,621

Cash at End of Period	$1,790	$58,914

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$10,000	$-

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AT AUGUST 31, 2013 AND FEBRUARY 28, 2014

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the Company) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired Trade Leasing, Inc. for 4,000,000 shares of its common stock, a commonly held company.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.

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

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders’ Deficit and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Service Team Inc. and Trade Leasing, Inc. both of which are under common control and ownership. The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The prior periods for the three months and six months ended February 28, 2013 have been combined for both companies under common control in accordance with ASC 805. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred continued losses, ongoing negative cash flows from operations, have a net working capital deficiency of $289,815, and have an accumulated deficit of approximately $1,271,016 as of February 28, 2014.  There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its operations by issuing common shares and debt. As of February 28, 2014, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027. The Company has also sold 2,012,347 shares to various individuals and received net funds of $355,383.  Hallmark Venture Group, Inc. has also loaned the Company $166,279.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at February 28, 2014 or August 31, 2013.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of February 28, 2014 and August 31, 2013 was $13,085 and $5,961, respectively.

Accounts Receivable and Revenue Concentrations

The Company’s wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented 18%, 12% and 11% of total receivables as of February 28, 2014. One customer represents about 36% of total receivables as of August 31, 2013.

During the six months ended February 28, 2014, the Company had one customer that represented about 15% of total sales.  During the six months ended February 28, 2013, the Company had one customer that represented about 30% of total sales.

Inventory

The Company does not own inventory.  For the Service Products division, parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial as of year-end. For the Trade Leasing division, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at February 28, 2014 or August 31, 2013.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was no depreciation expense during the three months ended February 28, 2014 and August 31, 2013.

Net property and equipment were as follows at February 28, 2014 and August 31, 2013:

	2/28/14	8/31/13
Equipment	$233,500	$233,500
Vehicles	15,000	15,000
Furniture	1,500	1,500
Subtotal	250,000	250,000

Less accumulated depreciation	(250,000)	(250,000)
Total	$-	$-

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

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $3,000 and $3,000 of imputed rent expense was recorded for the six months ended February 28, 2014 and February 28, 2013.

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

The following table presents assets that were measured and recognized at fair value as of February 28, 2014 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$18,003	$-
Total	$-	$-	$18,003	$-

The following table presents assets that were measured and recognized at fair value as of August 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$16,170	$-
Total	$-	$-	$16,170	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at February 28, 2014 and August 31, 2013 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (Basic EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of February 28, 2014 and February 28, 2013, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.  In addition, although there was net income during the three month period ended February 28, 2013, there were no dilutive securities; therefore, there is no difference between Basic EPS and Diluted EPS for this period.

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

The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called cold plate where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company’s customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery.

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

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for 2012 have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined statement of operations for the three and six months ended February 28, 2014 presents the combined financial position and results of operations of the Company and Trade Leasing, Inc.

Intercompany transactions occurred on or after November 1, 2011, have been eliminated. Likewise, for the period from November 1, 2011 through August 31, 2013, effects of any intra-entity transactions (between the Company and Trade Leasing, Inc.) have been eliminated, resulting in operations for the period prior to Acquisition date essentially being on the same basis as operations post Acquisition date.

The impact of the retrospective adjustment on the Company’s combined statement of operations for the three and six months ended February 28, 2014, are summarized below.

STATEMENT OF OPERATIONS

	Three Months Ended February 28, 2013
	The Company	Trade Leasing	Combined Company and Trade Leasing

Revenues	$131	$305,560	$305,691

Cost of sales	(42,480)	(146,772)	(189,252)

Gross Margin	(42,349)	158,788	116,439

Operating Expenses	(26,682)	(62,622)	(89,304)

Operating (Loss) Income	(69,031)	96,166	27,135

Other expense
Interest expense	(3,733)	-	(3,733)

Net Income (Loss)	$(72,764)	$96,166	$23,402

STATEMENT OF OPERATIONS

	Six Months Ended February 28, 2013
	The Company	Trade Leasing	Combined Company and Trade Leasing

Revenues	$311	$305,560	$305,871

Cost of sales	(89,459)	(167,772)	(257,231)

Gross Margin	(89,148)	137,788	48,640

Operating Expenses	(80,221)	(62,722)	(142,943)

Operating (Loss) Income	(169,369)	75,066	(94,303)

Other expense
Interest expense	(6,713)	-	(6,713)

Net Income (Loss)	$(176,082)	$75,066	$(101,016)

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

During the three months ended February 28, 2014 the Company sold 43,333 shares for $15,000 of cash from an unrelated investor.

During the six months ended February 28, 2014, $3,000 of rent expense was imputed from a lease note with related party Hallmark Venture Group, Inc. based upon the calculated fair value of the space provided at no cost to the Company.

During the three months ended February 28, 2014, $9,532 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the period at an interest rate of 10 percent.

No preferred shares have been issued.

As of February 28, 2014, and August 31, 2013, the Company has not granted any stock options.

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

NOTE 5 – DEBT TRANSACTIONS

Convertible Note Payable

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, in the original principal amount of $23,003 (the Nunn Note). The Nunn Note has a maturity date of September 30, 2014, and principle and accrued interest at the rate of twelve percent (12%). The note holder has an option to convert the note into Common Stock at the price of $0.50 per share.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized accordingly to the effective interest method over the term of the convertible note in the amount of $6,833 for the six months ended February 28, 2014. As of February 28, 2014, the remaining debt discount balance was $0.  Accrued interest at February 28, 2014 and August 31, 2013 were $1,917 and $537, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal year ended August 31, 2013 and the six months ended February 28, 2014, the Company has received funds of $141,493and $5,280, respectively, and repaid funds of $48,258 and $39,000, respectively.  During the six month periods ended February 28, 2014 and February 28, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $9,532 and $6,713, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal year ended August 31, 2013 and the six months ended February 28, 2014, the Company has received funds of $141,493and $5,280, respectively, and repaid funds of $48,258 and $39,000, respectively.  During the six month periods ended February 28, 2014 and February 28, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $9,532 and $6,713, respectively.

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

Lease Commitments

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $3,000 and $3,000 of imputed rent expense was recorded for the six month periods ended February 28, 2014  and February 28, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $707,761 as of February 28, 2014, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $707,761 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at February 28, 2014 and August 31, 2013:

	2/28/14	8/31/13
Net tax loss carry-forwards	$707,761	$631,243
Statutory rate	34%	34%
Expected tax recovery	240,639	217,623
Change in valuation allowance	(240,639)	(217,623)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$240,639	$217,623
Less: valuation allowance	(240,639)	(217,623)
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leases a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $7,000 per month.  The location consists of three acres of land with two buildings, a fabrication building of 6,000 square feet and a final assembly building of 12,000 square feet.  The final assembly building includes a large spray booth capable of accommodating large trucks and office space for four offices.  The minimum lease payments required over the next 12 months is $84,000.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $3,000 and $3,000 of imputed rent expense was recorded for the six month periods ended February 28, 2014 and February 28, 2013.

NOTE 9 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the six months ended:

February 28, 2014:
	Service Products	Trade Leasing	Total

Revenues	$-	$920,118	$920,118

Cost of sales	(7,243)	(650,183)	(657,426)

Gross Margin	(7,243)	269,935	262,692

Operating Expenses	(42,038)	(289,792)	(331,830)

Operating Loss	(49,281)	(19,857)	(69,138)

Other expense
Interest expense	(17,745)	-	(17,745)

Net Loss	$(67,026)	$(19,857)	$(86,883)

February 28, 2013:
	Service Products	Trade Leasing	Total

Revenues	$311	$305,560	$305,871

Cost of sales	(89,459)	(167,772)	(257,231)

Gross Margin	(89,148)	137,788	48,640

Operating Expenses	(80,221)	(62,722)	(142,943)

Operating (Loss) Income	(169,369)	75,066	(94,303)

Other expense
Interest expense	(6,713)	-	(6,713)

Net Income (Loss)	$(176,082)	$75,066	$(101,016)

NOTE 10 – SUBSEQUENT EVENTS

There were no subsequent events through the date that the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. (the Company) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 25,000 common shares of Trade Leasing, Inc., granting 100% ownership, for 4,000,000 shares of its common stock; in addition, both entities are under common control.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.  Service Team Inc. and Trade Leasing Inc. have not been involved in a bankruptcy, receivership or any similar proceeding. The acquisition of Trade Leasing Inc. is a major change in the operations of the company. Trade Leasing is being operated as a separate division of Service Team Inc.

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

Service Products Division.  This division specializes in electronics service, repair and sales.  Most electronic devices today are produced in foreign countries, mostly Asia.  These companies have minimal local presence and do not have the ability to honor the warranty commitments that retailers require to sell their products.  Service Products Division is able to fulfill the requirements of these foreign manufacturers so that they may sell their products in the United States.   Service Products Division operates a service and repair facility in Chula Vista, California.  Service Products Division is also in the business of marketing electronic products.  This division is currently marketing a small battery backup charge called, MyPowerPebble.  It is used to plug into a cell phone or laptop computer to extend the time between recharging the appliance.  MyPowerPebble is a small, compact egg shaped device that has no cords or wiring.  This division has prepared an Infomercial for airing on national television.  The company has bought several hundred slots of air time on television and cable stations to market the product.  This may be accessed at www.mypowerpebble.com    The Infomercial began airing over the internet the week of December 16th and will be aired over national television starting in April 2014.  Service Products Division has also contracted for two additional products to be developed over the next several months.

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

Liquidity and Capital Resources

As of February 28, 2014, we had assets of $114,370 including current assets of $105,370.   We have accounts payable of $117,747, related party notes payable (Hallmark Venture Group) of $166,279, convertible notes payable of $18,003, contingent liabilities of $54,100, and accrued expenses of $39,056.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $365,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of February 28, 2014, and August 31, 2013, the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

Results of Operations

Three Months Ended February 28, 2014 compared to the Three Months Ended February 28, 2013

Sales during the three month period ended February 28, 2014, were $442,895 compared to $305,691 for the three month period ending February 28, 2013.   Our cost of revenues was $345,920 which consisted primarily of manufacturing and repair personnel salaries and purchases of materials for construction.  Our operating expenses were $174,599. We had a loss from operations of $77,624.  Our interest expense was $5,522; leaving a net loss of $83,146.

Six Months Ended February 28, 2014 compared to the Six Months Ended February 28, 2013

Sales during the six month period ended February 28, 2014, were $920,118 compared to $305,871 for the six month period ending February 28, 2013.   Our cost of revenues was $657,426 which consisted primarily of manufacturing and repair personnel salaries and purchases of materials for construction.  Our operating expenses were $331,830. We had a loss from operations of $69,139.  Our interest expense was $17,745; leaving a net loss of $86,883.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a, 15(c) and 15d, 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of August 31, 2013, to February 28, 2014, the Company sold 63,333 shares of common stock for a consideration of $25,000.

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

Service Team Inc.

Date April 10, 2014	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date April 10, 2014	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer