Form 10-Q
period 2014-05-31
Service Team Inc.
filed 2014-07-14
CIK 1535635

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer", accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,485,647 common shares and no preferred stock as of July 8, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Consolidated Balance Sheets as of May 31, 2014 (unaudited) and August 31, 2013	3
Consolidated Statements of Operations for the three and nine month periods ended May 31, 2014 and Combined Statements of Operations for the three and nine month periods ended May 31, 2013 (unaudited)	4
Consolidated Statement of Shareholders Deficit for the year ended August 31, 2013 and the nine months ended May 31, 2014 (unaudited)	5
Consolidated Statement of Cash Flows for the nine months ended May 31, 2014 and Combined Statement of Cash Flows for the nine months ended May 31, 2013 (unaudited)	6
Notes to the Consolidated and Combined Financial Statements (unaudited)	7

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2014 (UNAUDITED) AND AUGUST 31, 2013

	5/31/14	8/31/13
ASSETS
Cash	$6,107	$100,895
Accounts receivable, net of allowances of $5,961 and $5,961, respectively	92,033	110,240
Total current assets	98,140	211,135

Property and equipment, net	246	-
Prepaid expenses	9,000	9,000
TOTAL ASSETS	$107,386	$220,135

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$159,144	$128,167
Cash overdrafts	19,657	4,399
Promissory note – related party	14,315	199,999
Convertible note payable, net of unamortized discount of $0 and $6,833, respectively	18,003	16,170
Contingent liability	54,100	54,100
Accrued payroll	37,854	38,227
Accrued interest	2,571	537
TOTAL LIABILITIES	305,644	441,599

Common stock, $0.001 par value, 74,000,000 authorized, 12,485,647 and 12,387,314 issued and outstanding as of May 31, 2014 and August 31, 2013, respectively.	12,486	12,367
Additional paid in capital	995,650	950,302
Subscriptions receivable	(10,000)	-
Accumulated deficit	(1,196,394)	(1,184,133)
TOTAL SHAREHOLDERS' (DEFICIT)	(198,258)	(221,464)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$107,386	$220,135

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2014 AND THE COMBINED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 (UNAUDITED)

	3 Months Ended 5/31/14	3 Months Ended 5/31/13	9 Months Ended 5/31/14	9 Months Ended 5/31/13
REVENUES
Sales	$450,237	$243,370	$1,370,355	$549,241

COST OF SALES
Cost of sales	266,439	128,855	1,146,261	386,086
Gross Margin	183,798	114,515	224,094	163,155

OPERATING EXPENSES
General & administrative expenses	107,302	404,158	216,736	547,101
Total Operating Expenses	107,302	404,158	216,736	547,101

INCOME (LOSS) FROM OPERATIONS	76,496	(289,643)	7,358	(383,946)

OTHER INCOME (EXPENSE)
Interest expense	(1,874)	(2,672)	(19,619)	(9,385)
Total Other Income (Expense)	(1,874)	(2,672)	(19,619)	(9,385)

NET INCOME (LOSS)	$74,622	$(292,315)	$(12,261)	$(393,331)

Weighted average number of common shares outstanding - basic and fully diluted	12,452,277	7,970,526	12,412,601	7,794,212

Net income (loss) per share - basic and fully diluted	$0.01	$(0.04)	$(0.00)	$(0.05)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR ENDED AUGUST 31, 2013 AND THE NINE MONTHS ENDED MAY 31, 2014 (UNAUDITED)

	Common Stock		Additional Paid In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$321,044	$(28,700)	$(430,554)	$(130,502)
Imputed Interest on Related Party Debt	-	-	15,338	-	-	15,338
Shares Issued for Services	300,000	300	194,700	-	-	195,000
Shares Issued for Cash	359,814	360	171,217	-	-	171,576
Shares Issued for Acquisition	4,000,000	4,000	(4,000)	-	-	-
Contributed Lease Payment from Related Party	-	-	28,000	-	-	28,000
Contributed Capital	-	-	195,000	-	-	195,000
Imputed rent expense	-	-	6,000	-	-	6,000
Beneficial conversion feature	-	-	23,003	-	-	23,003
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(753,579)	(753,579)
Balance, August 31, 2013	12,367,314	$12,368	$950,302	$-	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	10,716	-	-	10,716
Shares Issued for Cash	98,333	98	24,652	-	-	24,750
Shares Issued for Receivable	20,000	20	9,980	(10,000)	-	-
Net Loss	-	-	-	-	(12,261)	(12,261)
Balance, May 31, 2014	12,485,647	$12,486	$995,650	$(10,000)	$(1,196,394)	$(198,258)

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED MAY 31, 2014 AND THE COMBINED STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED MAY 31, 2013 (UNAUDITED)

	5/31/14	5/31/13
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(12,261)	$(393,331)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Debt discount amortization	6,833	-
Stock based capital contribution	-	195,000
Stock based compensation	-	195,000
Imputed interest	10,716	9,385

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	18,207	(74,524)
Accrued Expenses	1,661	(30,221)
Accounts Payable	30,978	(132,100)
Net Cash Provided by (Used in) Operating Activities	56,134	(230,791)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(246)	-
Net Cash Used in Investing Activities	(246)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	24,750	47,777
Proceeds from loan – related party	5,280	123,643
Payments on loan – related party	(190,964)	(11,192)
Payments on convertible notes payable	(5,000)	-
Cash overdrafts	15,258	2,295
Net Cash Provided by (Used in) Financing Activities	(150,676)	162,523

Net Decrease In Cash and Cash Equivalents	(94,788)	(68,268)

Cash at Beginning of Period	100,895	71,621

Cash at End of Period	$6,107	$3,353

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$10,000	$-

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the fiscal years ending before August 31, 2012, Service Team Inc. had no subsidiaries. From the date of inception of Service Team, Inc., until the time of the acquisition of Trade Leasing, Inc., the President and sole owner of Service Team, Inc. held a 100% ownership interest in Trade Leasing, Inc. Prior to the acquisition, Service Team, Inc. and Trade Leasing, Inc. were considered entities under common control and common ownership, as control and ownership of each entity resided with Service Team's chief accounting officer.

As both Service Team, Inc. and Trade Leasing, Inc. are under common control and ownership, the acquisition was accounted for as a transfer of assets, constituting a business, under common control. Accordingly, pursuant to ASC Subtopic 805-50, the operations of Trade Leasing, Inc. for the year ended August 31, 2013 were included in the accompanying financial statements as if the transaction had occurred retroactively. See Note 3 for further discussion. Intra-company and intercompany transactions between Service Team, Inc. and Trade Leasing, Inc. were eliminated, resulting in operations for the retroactive period prior to the acquisition date essentially being on the same basis as operations post acquisition date.

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders' Deficit and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Service Team Inc. and Trade Leasing, Inc. both of which are under common control and ownership. The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The prior periods for the three months and nine months ended May 31, 2014 have been combined for both companies under common control in accordance with ASC 805. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred continued losses, ongoing negative cash flows from operations, have a net working capital deficiency of $207,504, and have an accumulated deficit of approximately $1,196,394 as of May 31, 2014.  There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its operations by issuing common shares and debt. As of May 31, 2014, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027.  The Company has also sold 2,067,347 shares to various individuals and received net funds of $305,579.  Hallmark Venture Group, Inc. has also loaned the Company $219,215.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at May 31, 2014 or August 31, 2013.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of May 31, 2014 and August 31, 2013 was $5,961 and $5,961, respectively.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented 18%, 12% and 11% of total receivables as of May 31, 2014. One customer represents about 36% of total receivables as of August 31, 2013.

During the nine months ended May 31, 2014, the Company had one customer that represented about 15% of total sales.  During the nine months ended May 31, 2013, the Company had one customer that represented about 30% of total sales.

Inventory

The Company does not own inventory.  For the Service Products division, parts are supplied to the Company without charge by the manufacturers of the electrical appliance for use in making the warranty repairs as needed. Any unused parts are considered to be immaterial as of year-end. For the Trade Leasing division, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at May 31, 2014 or August 31, 2013.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was no depreciation expense during the nine months ended May 31, 2014 and August 31, 2013.

Net property and equipment were as follows at May 31, 2014 and August 31, 2013:

	5/31/14	8/31/13
Equipment	$233,746	$233,500
Vehicles	15,000	15,000
Furniture	1,500	1,500
Subtotal	250,746	250,000

Less accumulated depreciation	(250,000)	(250,000)
Total	$246	$-

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash, convertible notes payable, accrued expenses, promissory notes payable, accounts receivable and accounts payable. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  The fair value of the Company's cash is based on quoted prices and therefore classified as Level 1.

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

The following table presents assets that were measured and recognized at fair value as of May 31, 2014 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$18,003	$-
Total	$-	$-	$18,003	$-

The following table presents assets that were measured and recognized at fair value as of August 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable	$-	$-	$16,170	$-
Total	$-	$-	$16,170	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at May 31, 2014 and August 31, 2013 where it cannot conclude that it is more likely than not that those assets will be realized.

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

As described above, in accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the sellers' price is fixed or determinable (per the customers' contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (Basic EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of May 31, 2014 and May 31, 2013, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.  In addition, although there was net income during the nine month period ended May 31, 2014, there were no dilutive securities; therefore, there is no difference between Basic EPS and Diluted EPS for this period.

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

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 - ACQUISITIONS

Stock Exchange Agreement – Trade Leasing, Inc.

On June 5, 2013, the Company closed on a Stock Exchange Agreement (SEA) with Hallmark Holdings Inc. Pursuant to the SEA, we purchased all of Hallmark's 25,000 shares in Trade Leasing, Inc., a California corporation, which gave the Company ownership of all of its furniture, equipment and vehicles in exchange for 4,000,000 common shares of the Company.

The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called cold plate where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery.

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

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for 2012 have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined statement of operations for the three and nine months ended May 31, 2014 presents the combined financial position and results of operations of the Company and Trade Leasing, Inc.

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

The impact of the retrospective adjustment on the Company's combined statement of operations for the three and nine months ended May 31, 2013, are summarized below.

STATEMENT OF OPERATIONS

	Three Months Ended May 31, 2013
	The Company	Trade Leasing	Combined Company and Trade Leasing

Revenues	$10,500	$232,870	$243,370

Cost of sales	37,302	91,553	128,855

Gross Margin	(26,802)	141,317	114,515

Operating Expenses	393,974	10,184	404,158

Operating (Loss) Income	(420,776)	131,133	(289,643)

Other expense
Interest expense	2,672	-	2,672

Net Income (Loss)	$(423,448)	$131,133	$(292,315)

STATEMENT OF OPERATIONS

	Nine Months Ended May 31, 2013
	The Company	Trade Leasing	Combined Company and Trade Leasing

Revenues	$10,811	$538,430	$549,241

Cost of sales	126,761	259,325	386,086

Gross Margin	(115,950)	279,105	163,155

Operating Expenses	474,195	72,906	547,101

Operating (Loss) Income	(590,145)	206,199	(383,946)

Other expense
Interest expense	9,385	-	9,385

Net Income (Loss)	$(599,530)	$206,199	$(393,331)

NOTE 4 – CAPITAL STOCK

The Company's authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.

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

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, in the original principal amount of $23,003 (the "Nunn Note"). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The note holder has an option to convert the note into Common Stock at the price of $0.50 per share.

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

During the three months ended May 31, 2014 the Company sold 55,000 shares for $9,750 of cash from three unrelated investors.

During the nine months ended May 31, 2014, $10,716 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the period at an interest rate of 10 percent.

No preferred shares have been issued.

As of May 31, 2014, and August 31, 2013, the Company has not granted any stock options.

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

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized accordingly to the effective interest method over the term of the convertible note in the amount of $6,833 for the nine months ended May 31, 2014.   As of May 31, 2014, the remaining debt discount balance was $0.  Accrued interest at May 31, 2014 and August 31, 2013 were $2,607 and $537, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal year ended August 31, 2013 and the nine months ended May 31, 2014, the Company has received funds of $141,493and $5,280, respectively, and repaid funds of $48,258 and $190,964, respectively.  During the nine month periods ended May 31, 2014 and May 31, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $10,716 and $9,385, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal year ended August 31, 2013 and the nine months ended May 31, 2014, the Company has received funds of $141,493and $5,280, respectively, and repaid funds of $48,258 and $190,964, respectively.  During the nine month periods ended May 31, 2014 and May 31, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $10,716 and $9,385, respectively.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $634,955 as of May 31, 2014, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $634,955 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at May 31, 2014 and August 31, 2013:

	5/31//14	8/31/13
Net tax loss carry-forwards	$634,955	$631,243
Statutory rate	34%	34%
Expected tax recovery	215,885	217,623
Change in valuation allowance	(215,885)	(217,623)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$215,885	$217,623
Less: valuation allowance	(215,885)	(217,623)
Net deferred tax asset	$-	$-

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

NOTE 9 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the nine months ended:

May 31, 2014:
	Service Products	Trade Leasing	Total

Revenues	$-	$1,370,355	$1,370,355

Cost of sales	9,046	1,137,215	1,146,261

Gross Profit (Loss) Margin	(9,046)	233,140	224,094

Operating Expenses	62,558	154,178	216,736

Operating Income (Loss)	(71,604)	78,962	7,358

Other expense
Interest expense	19,619	-	19,619

Net Loss	$(91,223)	$78,962	$(12,261)

May 31, 2013:
	Service Products	Trade Leasing	Total

Revenues	$10,811	$538,430	$549,241

Cost of sales	126,761	259,325	386,086

Gross Margin	(115,950)	279,105	163,155

Operating Expenses	474,195	72,906	547,101

Operating (Loss) Income	(590,145)	206,199	(383,946)

Other expense
Interest expense	9,385	-	9,385

Net Income (Loss)	$(599,530)	$206,199	$(393,331)

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

Trade Leasing Division.  This division is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 23 factory workers and 3 management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include 9 different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

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

Acquisition of Trade Leasing, Inc.

On June 5, 2013, the Company closed on a Stock Exchange Agreement (SEA) with Hallmark Holdings Inc. Pursuant to the SEA, we purchased all of Hallmark's 25,000 shares in Trade Leasing, Inc., a California corporation, which gave the Company ownership of all of its furniture, equipment and vehicles in exchange for 4,000,000 common shares of the Company.

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

Liquidity and Capital Resources

As of May 31, 2014, we had assets of $107,386 including current assets of $98,140.   We have accounts payable of $159,144, related party notes payable (Hallmark Venture Group) of $14,315, convertible notes payable of $18,003, contingent liabilities of $54,100, and accrued expenses of $40,425.   The amount owed Hallmark Venture Group, Inc. were funds advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $305,579 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

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

Results of Operations

Three Months Ended May 31, 2014 compared to the Three Months Ended May 31, 2013

Sales during the three month period ended May 31, 2014, were $450,237 compared to $243,370 for the three month period ending May 31, 2013.   Our cost of revenues was $266,439 which consisted primarily of manufacturing and repair personnel salaries and purchases of materials for construction.  Our operating expenses were $107,302. We had profit from operations of $76,496.  Our interest expense was $1,874; leaving net income of $74,622.

Nine Months Ended May 31, 2014 compared to the Nine Months Ended May 31, 2013

Sales during the nine month period ended May 31, 2014, were $1,370,355 compared to $549,241 for the nine month period ending May 31, 2013.   Our cost of revenues was $1,146,261 which consisted primarily of manufacturing and repair personnel salaries and purchases of materials for construction.  Our operating expenses were $216,736. We had income from operations of $7,358.  Our interest expense was $19,619; leaving a net loss of $12,261.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from August 31, 2013, to May 31, 2014, the Company sold 118,333 shares of common stock for consideration of $34,750.

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

Service Team Inc.

Date July 14, 2014	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date July 14, 2014	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer