Form 10-K
period 2014-08-31
Service Team Inc.
filed 2014-12-01
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of February 28, 2014 was approximately $1,870,768  based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”)

As of November 20, 2014, there were 12,485,647 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	5
ITEM 2.	PROPERTIES	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	MINE SAFETY DISCLOSURES	5

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	14

SIGNATURES	15

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

PART I

ITEM 1. BUSINESS – OVERVIEW OF OUR COMPANY

Service Team Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company discontinued its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 100 percent of the outstanding stock of Trade Leasing, Inc. for 4,000,000 shares of its common stock.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.  Service Team Inc. and Trade Leasing Inc. have not been involved in a bankruptcy, receivership or any similar proceeding. The acquisition of Trade Leasing Inc. is a major change in the operations of Service Team Inc. Trade Leasing is operated as a separate division of Service Team Inc.

Trade Leasing Division.  This division is involved in the manufacture and repair of truck bodies.  The company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called “cold plate” where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company’s customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer, South Bay Ford, represented more than 10% of sales in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation, a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 31 factory workers and four management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include nine different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

Leasing Division

Service Team Inc. is in the process of organizing a division to finance the leasing of vehicles.  The Company has many customers of its manufacturing division that are potential customers of a leasing operation.

Acquisition of Trade Leasing, Inc.

On June 5, 2013, Service Team Inc. completed a Stock Exchange Agreement with Hallmark Holdings Inc. Pursuant to the Stock Exchange Agreement, Service Team Inc. acquired 100 percent of the shares of Trade Leasing, Inc., a California corporation.  This transaction gave Service Team Inc. ownership of the business operations which included furniture, manufacturing equipment, vehicles and other assets in exchange for 4,000,000 common shares of Service Team Inc.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information..

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

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
ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of November 21, 2014, there were 85 active shareholders and the total shares outstanding of 12,485,647.   The transfer agent for our common stock is Holladay Stock Transfer, Inc. 2939 N. 67th Place Scottsdale, Arizona 85251.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2013	High	Low
Fourth Quarter	$1.25	$0.65
Third Quarter	$0.95	$0.25
Second Quarter	$1.00	$0.95
First Quarter	$1.00	$0.51

Fiscal Year Ended August 31, 2014	High	Low
Fourth Quarter	$0.25	$0.15
Third Quarter	$0.70	$0.01
Second Quarter	$0.63	$0.30
First Quarter	$0.65	$0.60

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

Sales of Unregistered Securities

From the inception (June 6, 2011) to August 31, 2011, the Company sold 6,000,000 shares to the organizers of the Company for $29,027.  In the fiscal year ended August 31, 2012 the company sold   1,707,500 shares to various individuals for $168,806. In the fiscal year ended August 31, 2013 the Company then sold 359,814 shares to various individuals for $171,576.  In the fiscal year ended August 31, 2014 the Company then sold 118,333 shares to various individuals for $34,750.

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Service Team Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company discontinued its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 100 percent of the outstanding stock of Trade Leasing, Inc. for 4,000,000 shares of its common stock.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.  Service Team Inc. and Trade Leasing Inc. have not been involved in a bankruptcy, receivership or any similar proceeding. The acquisition of Trade Leasing Inc. is a major change in the operations of Service Team Inc.

Results of Operations

The Company had sales of $1,334,127 for the fiscal year ended August 31, 2014, compared to $1,017,446 during the fiscal year ended August 31, 2013, an increase of $316,681 or 31% due to the first 12 month period of operations for the Company.  All of the sales are generated by Trade Leasing, Inc. The Service Products Division has no sales.

Cost of sales increased $177,519, from $919,185 to $1,096,704 from 2013 to 2014 which was due to the additional months of operations during fiscal year 2014.

Gross margin increased by $128,531 from $108,892 to $237,423 from 2013 to 2014 primarily due to the additional months of operation during 2014.

Operating and other expenses decreased by $685,399 from $828,157 to $142,758 from 2013 to 2014 primarily due to a lack of stock based compensation expense during the 2014 fiscal year.

The above changes resulted in net income of $74,356 during the 2014 fiscal year compared to a net loss of $753,579 during the 2013 fiscal year, an increase in profitability of $827,935 primarily driven by lower stock based compensation during the 2014 fiscal year and as well as fewer operating expenses from the Service Products Division in 2014 compared to 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had assets of $212,124 including current assets of $193,483.   We have related party promissory notes of $27,158, accrued payroll costs of $56,403, accrued interest of $3,987, contingent liabilities of $54,100, and accounts payable of $172,117.  Our major shareholder, Hallmark Venture Group, Inc., is owed $27,158.   The amount owed Hallmark Venture Group, Inc. is included in the notes payable.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational stage of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  We have raised $225,026 from the sale of our common stock during the fiscal years ended August 31, 2014 and 2013 years combined.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

The acquisition of Trade Leasing, Inc. adds sales of approximately $1,300,000 per year and a projected profit of more than $100,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended August 31, 2014 and 2013 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.

We have audited the accompanying consolidated balance sheets of Service Team Inc. as of August 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Team Inc. as of August 31, 2014 and 2013, and the results of its operations, changes in shareholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 1, 2014

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2014 AND AUGUST 31, 2013

	2014	2013
ASSETS
Cash	$7,457	$100,895
Accounts receivable, net of allowances of $2,802 and $5,961, respectively	186,026	110,240
Total current assets	193,483	211,135

Property and equipment, net	9,641	-
Prepaid expenses	9,000	9,000

TOTAL ASSETS	$212,124	$220,135

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$172,117	$128,167
Cash overdrafts	-	4,399
Promissory note – related party	27,158	199,999
Convertible note payable, net of discount of $0 and $6,833, respectively	-	16,170
Contingent Liability	54,100	54,100
Accrued payroll costs	56,403	38,227
Accrued interest	3,987	537
TOTAL LIABILITIES	313,765	441,599

Common stock, $0.001 par value, 74,000,000 authorized, 12,485,647 and 12,367,314 issued and outstanding as of August 31, 2014 and August 31, 2013, respectively.	12,486	12,367
Additional paid in capital	955,650	950,302
Accumulated deficit	(1,109,777)	(1,184,133)
TOTAL SHAREHOLDERS' (DEFICIT)	(101,641)	(221,464)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$212,124	$220,135

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE FISCAL
YEARS ENDING AUGUST 31, 2014 AND 2013

	2014	2013
REVENUES
Trade Leasing Division	$1,334,127	$1,017,446
Service Products Division	-	10,631
TOTAL REVENUES	1,334,127	1,028,077

COST OF SALES
Trade Leasing Division	1,096,704	759,070
Service Products Division	-	160,115
TOTAL COST OF SALES	1,096,704	919,185

GROSS MARGIN	237,423	108,892

OPERATING EXPENSES
General & administrative	111,754	824,809
Depreciation expense	303	-
Bad debts	30,701	3,348
TOTAL OPERATING EXPENSES	142,758	828,157

OPERATING INCOME (LOSS)	94,665	(719,265)

OTHER INCOME (LOSS)
Interest expense	(20,309)	(34,314)
TOTAL OTHER INCOME (LOSS)	(20,309)	(34,314)

NET INCOME (LOSS)	$74,356	$(753,579)

Weighted number of common shares outstanding - basic and fully diluted	12,431,012	8,882,610

Net income (loss) per share - basic and fully diluted	$0.01	$(0.08)

The accompanying notes are an integral part of these financial statements

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEARS
ENDED AUGUST 31, 2014 AND 2013

	Common Stock		Additional Paid In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2012 (restated)	7,707,500	$7,708	$321,044	$(28,700)	$(430,554)	$(130,502)
Imputed Interest on Related Party Debt	-	-	15,338	-	-	15,338
Shares Issued for Services	300,000	300	194,700	-	-	195,000
Shares Issued for Cash	359,814	360	171,217	-	-	171,576
Shares Issued for Acquisition	4,000,000	4,000	(4,000)	-	-	-
Contributed Lease Payment from Related Party	-	-	28,000	-	-	28,000
Contributed Capital	-	-	195,000	-	-	195,000
Imputed rent expense	-	-	6,000	-	-	6,000
Beneficial conversion feature	-	-	23,003	-	-	23,003
Cash Received from Stock Receivables	-	-	-	28,700	-	28,700
Net Loss	-	-	-	-	(753,579)	(753,579)
Balance, August 31, 2013	12,367,314	$12,368	$950,302	$-	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	10,716	-	-	10,716
Shares Issued for Cash	118,333	118	34,632	-	-	34,750
Net Income	-	-	-	-	74,356	74,356
Balance, August 31, 2014	12,485,647	$12,486	$995,650	$-	$(1,109,777)	$(101,641)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$74,356	$(753,579)

Adjustments to reconcile net income (loss) with cash provided by (used in) operations:
Stock based compensation expense	-	195,000
Stock capital contributions – related party	-	195,000
Bad debt expense	30,701	3,348
Depreciation expense	303	-
Amortization of debt discount	6,833	16,170
Imputed rent expense	-	6,000
Imputed interest	10,716	15,338

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(106,487)	(113,588)
Accrued payroll	18,176	(12,032)
Deposits & prepaid expenses	-	-
Accrued interest	3,450	537
Accounts payable	39,552	128,167
Net Cash Provided by (Used in) Operating Activities	77,600	(319,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(9,944)	-
Net Cash Used In Operating Activities	(9,944)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	34,750	171,576
Cash received from stock receivable	-	28,700
Bank overdrafts	-	4,399
Capital contribution for lease payments	-	28,000
Proceeds from promissory note – related party	5,280	141,493
Proceeds from convertible note	9,155	23,003
Repayments of convertible note	(5,000)
Repayments of promissory note – related party	(205,279)	(48,258)
Net Cash Provided By (Used In) Financing Activities	(161,094)	348,913

Net Increase (Decrease) In Cash and Cash Equivalents	(93,438)	29,274

Cash at Beginning of Period	100,895	71,621

Cash at End of Period	$7,457	$100,895

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Discount due to beneficial conversion feature	$-	$23,003
Shares issued for acquisition	$-	$4,000
Transfer from convertible debt to promissory note	$27,158	$-
Transfer of accrued interest from Howard Nunn to Hallmark	$3,987	$-

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014 AND 2013

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company discontinued its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 100 percent of the outstanding stock of Trade Leasing, Inc. for 4,000,000 shares of its common stock.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.  Service Team Inc. and Trade Leasing Inc. have not been involved in a bankruptcy, receivership or any similar proceeding. The acquisition of Trade Leasing Inc. is a major change in the operations of Service Team Inc. Trade Leasing is operated as a separate division of Service Team Inc.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2014 or August 31, 2013.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of August 31, 2014 and August 31, 2013 was $2,802 and $5,961, respectively.

Accounts Receivable and Revenue Concentrations

The Company’s wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. One customer South Bay Ford represents about 20% and 12% of the total sales and 36% and 36% of total receivables during and as of the years ended August 31, 2014 and 2013, respectively.

Inventory

The Company does not own inventory; therefore, there was no inventory on hand at August 31, 2014.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was depreciation expense of $303 and $0 during the fiscal years ended August 31, 2014 or August 31, 2013.

Net property and equipment were as follows at August 31, 2014 and August 31, 2013:

	2014	2013
Equipment	$243,444	$233,500
Vehicles	15,000	15,000
Furniture	1,500	1,500
Total fixed assets, gross	259,944	250,000
Less: accumulated depreciation	(250,303)	(250,000)
Total fixed assets, net	$9,641	$-

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

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $0 and $6,000 of imputed rent expense was recorded for the fiscal years ended August 31, 2014 and 2013, respectively.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, net	$-	$-	$16,170	$-
Totals	$-	$-	$16,170	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2014 and 2013 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Income (Loss) Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of August 31, 2014 and 2013, because the Company does not have any potentially dilutive securities, there was no difference between the basic and diluted net income (loss) per share.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.
In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE 3 - ACQUISITIONS

Stock Exchange Agreement – Trade Leasing, Inc.

On June 5, 2013, Service Team Inc. completed a Stock Exchange Agreement with Hallmark Venture Group, Inc. Pursuant to the Stock Exchange Agreement, Service Team Inc. acquired 100 percent of the shares of Trade Leasing, Inc., a California corporation.  This transaction gave Service Team Inc. ownership of the business operations which included furniture, manufacturing equipment, vehicles and other assets in exchange for 4,000,000 common shares of Service Team Inc.

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

As the assets acquired were from an entity under common control, the assets from Trade Leasing, Inc. have been combined at historical cost for all periods presented, with no step-up in basis. See below for the recognition entry for the stock issued for the acquisition:

Prepaid expenses	$9,000
Additional paid-in-capital	$(5,000)
Common stock, based on par value of $0.001	$(4,000)

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

On May 31, 2013, the Company issued 4,000,000 shares to Hallmark Venture Group, Inc. as consideration its interest in the 25,000 shares of Trade Leasing, Inc., on June 5, 2013; the shares were booked at par value issuance cost, prepaid deposits of $9,000 were recognized, with an increase to additional paid in capital of $5,000 due to treatment requirements for stock granted for an acquisition of an entity under common control.  The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

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

2014

During the six months ended February 28, 2014 the Company sold 63,333 shares for $25,000 of cash from an unrelated investor.

During the three months ended May 31, 2014 the Company sold 55,000 shares for $9,750 of cash from three unrelated investors.

During the twelve months ended August 31, 2014, $10,716 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the period at an interest rate of 10 percent.

No preferred shares have been issued.

As of August 31, 2014 and August 31, 2013, the Company has not granted any stock options.

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

NOTE 5 – DEBT TRANSACTIONS

Convertible Note Payable

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, Jr., in the original principal amount of $23,003 (the “Nunn Note”). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The Note holder has an option to convert the Note into Common Stock at the price of $0.50 per share.  During 2014, the Company borrowed an additional $9,155 from Howard Nunn under the same note and repaid $5,000.

On August 10, 2014, Hallmark Venture Group, Inc. acquired the Note, with principal of $27,158 and accrued interest of $3,987, to Howard Nunn, Jr. for 80,000 shares of Service Team Inc. Common Stock owned by Hallmark Venture Group, Inc.  The Note was then canceled and the amounts due on the Note were added to the amounts due Hallmark Venture Group, Inc.  The option to convert to shares was voided.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized accordingly to the effective interest method over the term of the convertible note in the amounts of $6,833 and $16,170 for the fiscal years ended August 31, 2014 and 2013. As of August 31, 2013, the remaining debt discount balance was $6,833.  Accrued interest was $0 and $537 as of August 31, 2014 and 2013, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal years ended August 31, 2014 and August 31, 2013, the Company has received funds of $5,280 and $141,493, respectively, and repaid funds of $205,279 and $48,258, respectively.  During the fiscal years ended August 31, 2014 and August 31, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $10,716 and $15,338, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the fiscal years ended August 31, 2014 and August 31, 2013, the Company has received funds of $5,280 and $141,493, respectively, and repaid funds of $205,279 and $48,258, respectively.  During the fiscal years ended August 31, 2014 and August 31, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $10,716 and $15,338, respectively.

On August 10, 2014, Hallmark Venture Group, Inc. acquired the Note, with principal of $27,158 and accrued interest of $3,987, to Howard Nunn, Jr. for 80,000 shares of Service Team Inc. Common Stock owned by Hallmark Venture Group, Inc.  The Note was then canceled and the amounts due on the Note were added to the amounts due Hallmark Venture Group, Inc.  The option to convert to shares was voided.

Common Stock Transactions

On May 31, 2013, the Company issued 4,000,000 shares to Hallmark Venture Group, Inc. as consideration its interest in the 25,000 shares of Trade Leasing, Inc., on June 5, 2013; the shares were booked at par value issuance cost, prepaid deposits of $9,000 were recognized, with an increase to additional paid in capital of $5,000 due to treatment requirements for stock granted for an acquisition of an entity under common control.  The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

During the fiscal year ended August 31, 2013, $28,000 of capital was contributed by Hallmark Venture Group, Inc., in payment of lease expenses for Trade Leasing, Inc.

Lease Commitments

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge.  As a result of this contribution of office space, $0 and $6,000 of imputed rent expense was recorded for the fiscal years ended August 31, 2014 and 2013, respectively.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $548,338 as of August 31, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $548,338 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at August 31, 2014 and August 31, 2013:

	2014	2013
Net tax loss carry-forwards	$548,338	$631,243
Statutory rate	34%	34%
Expected tax recovery	186,435	217,623
Change in valuation allowance	(186,435)	(217,623)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$186,435	$217,623
Less: valuation allowance	(186,435)	(217,623)
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

None

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
Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge.  As a result of this contribution of office space, $0 and $6,000 of imputed rent expense was recorded for the fiscal years ended August 31, 2014 and 2013, respectively.
NOTE 9 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the fiscal years ended:

August 31, 2014:

	Trade Leasing	Service Products	Total
Revenues	$1,334,127	$-	$1,334,127

Cost of Sales	(1,096,704)	-	(1,096,704)

Gross Margin	237,423	-	237,423

Operating Expense	(131,256)	(11,502)	(142,758)

Operating Income (Loss)	106,167	(11,502)	94,665

Other Expense	(10,716)	(9,593)	(20,309)

Net Income (Loss)	$95,451	$(21,095)	$74,356

August 31, 2013:

	Trade Leasing	Service Products	Total
Revenues	$1,017,446	$10,631	$1,028,077

Cost of Sales	(759,070)	(160,115)	(919,185)

Gross Margin	258,376	(149,484)	108,892

Operating Expense	(302,609)	(525,548)	(828,157)

Operating Loss	(44,233)	(675,032)	(719,265)

Other Expense	(2,269)	(32,045)	(34,314)

Net Loss	$(46,502)	$(707,077)	$(753,579)

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
As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2014.
Based on this evaluation, these officers concluded that, as of August 31, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.
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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2014 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2014, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

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

Legal Proceedings

In February, 2013, an employee of Service Team Inc. sold 50,000 shares of Service Team Inc. stock to a resident of Colorado.  In the opinion of the state of Colorado, the employee was acting as an unlicensed broker and the stock had not been registered with the state of Colorado.  This was the only sale of stock to a resident of Colorado.  Service Team Inc. rescinded the sale and refunded the money to the purchaser.  On July 31, 2014 the State of Colorado issued a Consent Cease and Desist Order concerning, Service Team, Inc., Mr. Cashman and Mr. Arreola to cease and desist from engaging in offering or selling unregistered securities in or from the State of Colorado or offering to sell or selling any security in or from the State of Colorado unless in compliance with or not in violation of any provision of the Colorado Securities Act.

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
Robert L. Cashman, Secretary and Chief Financial Officer of Service Team Inc., is the beneficial owner of Hallmark Venture Group Inc.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $16,500 for the fiscal year ended August 31, 2014, and $15,500 for the fiscal year ended August 31, 2013.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2014, and $0 for the fiscal year ended August 31, 2013.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2014 and 2013.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2014 and $0 for the fiscal year ended August 31, 2013.

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
10.3              Agreement Between Trade Leasing and Service Team Inc. filed on Form 8-K June 15, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2014 and August 31, 2013,  (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss)  for the years ended August 31, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2014 and 2013, (iv) Statements of Consolidated Cash Flows for the years ended August 31, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE TEAM INC

Date: December 1, 2014	By:	/s/ Carlos Arreola
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Carlos Arreola	President, Chief Executive Officer	December 1, 2014
Carlos Arreola	(principal executive officer)

/s/ Robert L Cashman	Vice President, Secretary, Chief Financial Officer, Chief Accounting Officer	December 1, 2014
Robert L. Cashman