Form 10-Q
period 2014-11-30
Service Team Inc.
filed 2015-01-12
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 5, 2015:  12,525,647 common shares and no preferred stock has been issued.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2014 (UNAUDITED) AND AUGUST 31, 2014

	11/30/14	8/31/14
ASSETS
Cash	$21,474	$7,457
Accounts receivable, net of allowances of $18,488 and $2,802, respectively	201,558	186,026
Total current assets	223,032	193,483

Property and equipment, net	9,242	9,641
Prepaid expenses	9,000	9,000
TOTAL ASSETS	$241,274	$212,124

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$249,913	$172,117
Promissory note – related party	10,158	27,158
Contingent Liability	54,100	54,100
Accrued Payroll Costs	40,425	56,403
Accrued Interest	3,297	3,987
TOTAL LIABILITIES	357,893	313,765

Common stock, $0.001 par value, 74,000,000 authorized, 12,525,647 and 12,485,647 issued and outstanding as of November 30, 2014 and August 31, 2014, respectively.	12,526	12,486
Additional paid in capital	1,000,076	955,650
Accumulated deficit	(1,129,221)	(1,109,777)
TOTAL SHAREHOLDERS' (DEFICIT)	(116,619)	(101,641)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$241,274	$212,124

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING NOVEMBER 30, 2014 (UNAUDITED) AND NOVEMBER 30, 2013 (UNAUDITED)

	11/30/14	11/30/13
REVENUES
Sales	$553,627	$477,223

COST OF SALES
Cost of sales	513,383	432,704
Gross Margin	40,244	44,519

OPERATING EXPENSES
General & administrative expenses	59,222	36,033
Total Operating Expenses	59,222	36,033

PROFIT (LOSS) FROM OPERATIONS	(18,978)	8,486

OTHER INCOME (EXPENSE)
Interest expense	(466)	(12,223)
Total Other Income (Expense)	(466)	(12,223)

NET LOSS	$(19,444)	$(3,737)

Weighted average number of common shares outstanding - basic and fully diluted	12,512,021	12,370,870

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR ENDED AUGUST 31, 2014 AND THE THREE MONTHS ENDED NOVEMBER 30, 2014 (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2013	12,367,314	$12,368	$950,302	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	10,716	-	10,716
Shares Issued for Cash	118,333	118	34,632	-	34,750
Net Income	-	-	-	74,356	74,356
Balance, August 31, 2014	12,485,647	$12,486	$995,650	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	466	-	466
Shares Issued for Cash	-	40	3,960	-	4,000
Net Loss	-	-	-	(19,444)	(19,444)
Balance, November 30, 2014	12,525,647	$12,526	$1,000,076	$(1,129,221)	$(116,619)

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND NOVEMBER 30, 2013 (UNAUDITED)

	11/30/14	11/30/13
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(19,444)	$(3,737)

Adjustments to reconcile net loss with cash used in operations:
Imputed rent expense	-	1,500
Debt discount amortization	-	6,833
Depreciation	497	-
Imputed interest	466	4,700

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accounts Receivable	(15,532)	(397)
Accrued Expenses	(16,668)	(6,532)
Accounts Payable	77,796	(40,360)
Net Cash Provided by (Used in) Operating Activities	27,115	(37,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(98)	-
Net Cash Used in Investing Activities	(98)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	4,000	-
Payments on loans with Hallmark Venture Group, Inc. *	(17,000)	(24,000)
Payments on convertible notes payable	-	(5,000)
Cash overdrafts	-	3,177
Net Cash Provided by (Used in) Financing Activities	(13,000)	(25,823)

Net Increase (Decrease) In Cash and Cash Equivalents	14,017	(63,816)

Cash at Beginning of Period	7,457	100,895

Cash at End of Period	$21,474	$37,079

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Shares issued for subscriptions receivable	$-	$10,000

* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT NOVEMBER 30, 2014 AND NOVEMBER 30, 2013

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have incurred continued losses, ongoing negative cash flows from operations, have a net working capital deficiency of $134,861, and have an accumulated deficit of approximately $1,129,221 as of November 30, 2014.  There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its operations by issuing common shares and debt. As of November 30, 2014, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027. The Company has also sold 1,969,014 shares to various individuals and received net funds of $340,383.  Hallmark Venture Group, Inc. has also loaned the Company $219,215.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2014 or August 31, 2014.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of November 30, 2014 and August 31, 2014 was $18,488 and $2,802, respectively.

Accounts Receivable and Revenue Concentrations

The Company’s wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of November 30, 2014.One customer represented about 20% of total receivables as of August 31, 2014.

During the three months ended November 30, 2014, the Company had one customer that represented 19% of total sales.  During the three months ended November 30, 2013, the Company had one customer that represented about 22% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2014 or August 31, 2014.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $497 of depreciation expense during the three months ended November 30, 2014.  There was no depreciation expense recorded during the three months ended November 30, 2013.

Net property and equipment were as follows at November 30, 2014 and August 31, 2014:

	11/30/14	8/31/14
Equipment	$243,542	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Subtotal	260,042	259,944

Less: accumulated depreciation	(250,800)	(250,303)
Total	$9,242	$9,641

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

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $0 and $1,500 of imputed rent expense was recorded for the three months ended November 30, 2014 and 2013, respectively.

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

The following table presents assets that were measured and recognized at fair value as of November 30, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$	$-
Total	$-	$-	$	$-

The following table presents assets that were measured and recognized at fair value as of August 31, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$	$-
Total	$-	$-	$	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2014 and August 31, 2014 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Service Products Division

The Service Products Division shut down in fiscal 2013 repaired or replaced electrical appliances (mostly televisions), covered by warranties or insurance companies.  The Company had a price list of its services that sets forth a menu of charges for various repairs or replacements.  At the completion of the repair, an invoice was prepared itemizing the parts used and fixed labor rate costs billed by the Company.  The invoice was entered into our accounting system and recognized as revenue at that time. Our invoice was paid by the warranty insurance companies.  We did not take title to the product at any point during this process.

As described above, in accordance with the requirements of ASC 605-10-599, the Company recognized revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of November 30, 2014 and 2013, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

2015

During the three months ended November 30, 2014 the Company sold 40,000 shares for $4,000.

No preferred shares have been issued.

As of November 30, 2014 and August 31, 2014 the Company has not granted any stock options.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Note Payable

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, Jr., in the original principal amount of $23,003 (the “Nunn Note”). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The Note holder has an option to convert the Note into Common Stock at the price of $0.50 per share.  During the three months ended November 30, 2013, the Company repaid $5,000 to Howard Nunn under the same note.

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

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized accordingly to the effective interest method over the term of the convertible note in the amounts of $6,833 during the three months ended November 30, 2013. Accrued interest was $0 and $0 as of November 30, 2014 and August 31, 2014, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the three months ended November 30, 2014 and November 30, 2013, the Company repaid funds of $24,000 and $17,000, respectively.  During the three months ended November 30, 2014 and November 30, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $466 and $10,716, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the three months ended November 30, 2014 and November 30, 2013, the Company repaid funds of $24,000 and $17,000, respectively.  During the three months ended November 30, 2014 and November 30, 2013, the Company has imputed interest at a reasonable rate of 10 percent totaling $466 and $10,716, respectively.

Lease Commitments

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $0 and $1,500 of imputed rent expense was recorded for the three months ended November 30, 2014 and November 30, 2013.

NOTE 6 – INCOME TAXES

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $567,316 as of November 30, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $567,316 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at November 30, 2014 and August 31, 2014:

	11/30/14	8/31/14
Net tax loss carry-forwards	$567,316	$548,338
Statutory rate	34%	34%
Expected tax recovery	192,887	186,435
Change in valuation allowance	(192,887)	(186,435)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$192,887	$186,435
Less: valuation allowance	(192,887)	(186,435)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge. As a result of this contribution of office space, $0 and $1,500 of imputed rent expense was recorded for the three months ended November 30, 2014 and November 30, 2013.

NOTE 8 – SEGMENT REPORTING

Our operations during fiscal 2013 were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred  expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

November 30, 2014:

	Trade Leasing	Service Products	Total
Revenues	$553,627	$-	$553,627

Cost of Sales	(513,383)	-	(513,383)

Gross Margin	40,244	-	40,244

Operating Expense	(59,222)	-	(59,222)

Operating Loss	(18,978)	-	(18,978)

Other Expense	-	(466)	(466)

Net Loss	$(18,978)	$(466)	$(19,444)

November 30, 2013:

	Trade Leasing	Service Products	Total
Revenues	$477,223	$-	$477,223

Cost of Sales	(385,368)	(47,336)	(432,704)

Gross Margin	91,855	(47,336)	44,519

Operating Expense	(28,381)	(7,652)	(36,033)

Operating Income (Loss)	63,474	(54,988)	8,486

Other Expense	-	(12,223)	(12,223)

Net Income (Loss)	$63,474	$(67,211)	$(3,737)

NOTE 9 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

As of November 30, 2014, we had assets of $241,274 including current assets of $223,032.   We have accounts payable of $249,913, related party notes payable (Hallmark Venture Group) of $10,158, contingent liabilities of $54,100, accrued interest of $3,297 and accrued expenses of $40,425. The Hallmark Venture Group, Inc. funds were advanced to pay our on-going expenses.   Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. There is no firm payback date. It is to be repaid when we have funds available. Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of November 30, 2014 and August 31, 2014 the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

Results of Operations

Three Months Ended November 30, 2014 compared to the Three Months Ended November 30, 2013

Sales during the three month period ended November 30, 2014 were $553,627 compared to $477,223 for the three month period ending November 30, 2013.   Our cost of revenues was $513,383. Our operating expenses were $59,222. We had losses from operations of $18,978.  Our interest expense was $466; leaving a net loss of $19,444.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 5, 2014, Service Team, Inc., our CEO Robert Cashman, Richard Bennett, a former agent of the Company and Hallmark Venture Group, Inc., an affiliated shareholder controlled by Mr. Cashman (the Named Parties) were served with a Desist and Refrain Order by the Commissioner of the State of California Department of Business oversight (the Commissioner).  The Commissioner found that in 2012, the Named Parties offered and sold Service Team common stock by means of written or oral communications which included an untrue statement of material fact or omitted to state a material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in violation of the California Securities law.  The named parties were ordered to desist and refrain from offering or selling or offering to buy any security in the State of California by means of written or oral communications which included an untrue statement of material fact or omitted to state a material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

The Named Parties elected not to file a request for a hearing on the order and the order became permanent on January 5, 2015.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended November 30, 2014, the Company sold 40,000 shares of common stock to two investors for a consideration of $4,000.  The Company relied upon the exemption from registration under the Securities Act set forth in Section 4(2), a transaction by an issuer not involving a public offering.

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

Service Team Inc.

Date January 12, 2015	By:	/s/ Carlos Arreola
Carlos Arreola
Chief Executive Officer and President Principal Executive Officer

Date January 12, 2015	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer