Form 10-Q
period 2015-05-31
Service Team Inc.
filed 2015-07-15
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2015:  12,525,647 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2015 (UNAUDITED) AND AUGUST 31, 2014

	5/31/15	8/31/14
ASSETS
Cash	$12,318	$7,457
Accounts receivable, net of allowances of $5,221 and $2,802, respectively	217,262	186,026
Deferred financing costs	11,986	-
Total current assets	241,566	193,483

Property and equipment, net	8,150	9,641
Prepaid expenses	9,000	9,000
TOTAL ASSETS	$258,716	$212,124

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$138,337	$172,117
Bank overdraft	20,770	-
Promissory note – related party	-	27,158
Convertible note – third party, net of debt discounts of $16,874 and $0, respectively	38,126	-
Contingent Liability	54,100	54,100
Accrued expense	45,743	56,403
Accrued interest	1,733	3,987
TOTAL LIABILITIES	298,809	313,765

Common stock, $0.001 par value, 74,000,000 authorized, 12,525,647 and 12,485,647 issued and outstanding as of May 31, 2015 and August 31, 2014, respectively.	12,526	12,486
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 0 issued and outstanding as of May 31, 2015 and August 31, 2014, respectively.	100	-
Additional paid in capital	1,521,193	995,650
Accumulated deficit	(1,573,912)	(1,109,777)
TOTAL SHAREHOLDERS' (DEFICIT)	(40,093)	(101,641)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$258,716	$212,124

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDING MAY 31, 2015 AND MAY 31, 2014 (UNAUDITED)

	3 Months Ended 5/31/15	3 Months Ended 5/31/14	9 Months Ended 5/31/15	9 Months Ended 5/31/14
REVENUES
Sales	$664,454	$450,237	$1,830,475	$1,370,355

COST OF SALES
Cost of sales	415,199	266,439	1,486,905	1,146,261
Gross Margin	249,255	183,798	343,570	224,094

OPERATING EXPENSES
General & administrative expenses	121,489	107,302	789,649	216,736
Total Operating Expenses	121,489	107,302	789,649	216,736

INCOME (LOSS) FROM OPERATIONS	127,766	76,496	(446,079)	7,358

OTHER EXPENSE
Interest Expense	(13,898)	(1,874)	(18,056)	(19,619)
Total Other Expense	(13,898)	(1,874)	(18,056)	(19,619)

NET INCOME (LOSS)	$113,868	$74,622	$(464,135)	$(12,261)

Weighted average number of common shares outstanding - basic and fully diluted	12,525,647	12,452,277	12,521,105	12,412,601

Net income (loss) per share - basic and fully diluted	$0.01	$0.01	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) FOR THE YEAR ENDED AUGUST 31, 2014 AND THE NINE MONTHS ENDED MAY 31, 2015 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, August 31, 2013	12,367,314	$12,368	-	$-	$950,302	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	-	-	10,716	-	10,716
Shares Issued for Cash	118,333	118	-	-	34,632	-	34,750
Net Income	-	-	-	-	-	74,356	74,356
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	683
Beneficial Conversion Feature	-	-	-	-	22,000	-	22,000
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	4,000
Net Loss	-	-	-	-	-	(464,135)	(464,135)
Balance, May 31, 2015	12,525,647	$12,526	100,000	$100	$1,521,193	$(1,573,912)	$(40,093)

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MAY 31, 2015
AND MAY 31, 2014 (UNAUDITED)

	5/31/15	5/31/14
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(464,135)	$(12,261)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Debt discount amortization	10,126	6,833
Stock based compensation	499,000	-
Deferred financing cost amortization	5,514	-
Depreciation	1,491	-
Imputed interest	683	10,716

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts Receivable	(31,236)	18,207
Accrued Expenses	(12,914)	1,661
Accounts Payable	(33,780)	30,978
Net Cash Provided by (Used in) Operating Activities	(25,251)	56,134

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(246)
Net Cash Used in Investing Activities	-	(246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	4,000	24,750
Proceeds from loans with Hallmark Venture Group, Inc. *	-	5,280
Payments on loans with Hallmark Venture Group, Inc. *	(27,158)	(190,964)
Cash overdraft	20,770	15,258
Deferred financing costs	(17,500)	-
Proceeds from convertible notes payable	50,000	-
Payments on convertible notes payable	-	(5,000)
Net Cash Provided by (Used in) Financing Activities	30,112	(150,676)

Net Increase (Decrease) In Cash and Cash Equivalents	4,861	(94,788)
Cash at Beginning of Period	7,457	100,895
Cash at End of Period	$12,318	$6,107

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Beneficial conversion feature	$22,000	$-
Shares issued for subscriptions receivable	$-	$10,000
* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT AUGUST 31, 2014 AND MAY 31, 2015
(UNAUDITED)

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired Trade Leasing, Inc. for 4,000,000 shares of its common stock, a commonly held company.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  However, we have accumulated losses of $1,573,912 as of May 31, 2015.  There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its operations by issuing common shares and debt. As of May 31, 2015, the Company had sold 6,000,000 shares to Hallmark Venture Group, Inc. at $0.001 per share for net funds to the Company of $6,000 and received capital contributions of $23,027. The Company has also sold 1,969,014 shares to various individuals and received net funds of $340,383.  Hallmark Venture Group, Inc. has also loaned the Company $166,279.  The major shareholder, Hallmark Venture Group, Inc., has committed to advancing additional funds as may be required for the operation of the Company. We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at May 31, 2015, or August 31, 2014.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of May 31, 2015, and August 31, 2014 was $5,221 and $2,802, respectively.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of May 31, 2015.  One customer represented about 20% of total receivables as of August 31, 2014. During the nine month period ended May 31, 2015, the Company had one customer that represented 19% of total sales.  During the nine month period ended May 31, 2014, the Company had one customer that represented about 22% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at May 31, 2015 or August 31, 2014.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $1,491 of depreciation expense during the nine months ended May 31, 2015.  There was no depreciation expense recorded during the nine month period ended May 31, 2014.

Net property and equipment were as follows at May 31, 2015 and August 31, 2014:

	5/31/15	8/31/14
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Subtotal	259,944	259,944

Less: accumulated depreciation	(251,794)	(250,303)
Total	$8,150	$9,641

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2015 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at May 31, 2015 and August 31, 2014 where it cannot conclude that it is more likely than not that those assets will be realized.

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

As described above, in accordance with the requirements of ASC 605-10-599, the Company recognized revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller's price is fixed or determinable (per the customer's contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of May 31, 2015 and 2014, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

2015

During the nine months ended May 31, 2015, the Company sold 40,000 shares for $4,000.

On January 20, 2015, the Company authorized and issued 100,000 shares of Series A Preferred Stock to be granted to Hallmark Venture Group, Inc. (a related party) in exchange for services'. The 100,000 shares grant the holder to have the right to vote on all shareholder matters equal to 500 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock. The value assigned to the Series A shares was $499,000 and was recorded on the grant date as stock based compensation.

As of May 31, 2015, and August 31, 2014 the Company has not granted any stock options.

2014

During the nine months ended May 31, 2014 the Company sold 63,333 shares for $25,000 of cash from an unrelated investor.

During the three months ended May 31, 2014 the Company sold 55,000 shares for $9,750 of cash from three unrelated investors.

During the twelve months ended August 31, 2014, $10,716 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the period at an interest rate of 10 percent.

NOTE 4 – DEBT TRANSACTIONS

Convertible Note Payable – Third Party

On February 5, 2015, the Company entered into a Convertible Note Agreement with Tangiers Investment Group, LLC ("Tangiers"), pursuant to which the Company sold to Tangiers a 10% Convertible Promissory Note in the original principal amount of $50,000 (the "First Tangiers Note"). The First Tangiers Note has a maturity date of February 5, 2016, and is convertible into Company common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the lowest trading price for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. "Fixed Conversion Price" shall mean $0.001. The shares of common stock issuable upon conversion of the First Tangiers Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.

The Company evaluated the First Tangiers Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.29 below the market price on February 5, 2015 of $0.40 provided a value of $22,000. In addition, an original issuance discount was recorded in accordance with the agreement in the amount of $5,000. During the nine month periods ended May 31, 2015 and May 31, 2014, $10,126 and $0, respectively, of the debt discounts were amortized.  As a result of the financing transaction, an additional $17,500 of deferred financing costs were recorded as a current asset at $17,500 and added to the value of the note and will be amortized over the life of the note.  During the nine month periods ended May 31, 2015 and May 31, 2014, $5,514 and $0 were amortized as deferred financing costs.  Accrued interest related to the First Tangiers Note as of May 31, 2015 and August 31, 2014 were $1,733 and $0, respectively.

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

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized completely during the year ended August 31, 2014. During the nine month period ended May 31, 2015, the note and accrued interest have been repaid in full.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the nine months ended May 31, 2015, and May 31, 2014, the Company repaid net funds of $27,158 and $190,964, respectively.  During the nine months ended May 31, 2015, and May 31, 2014, the Company has imputed interest at a reasonable rate of 10 percent totaling $683 and $10,716 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized completely during the year ended August 31, 2014. During the nine month period ended May 31, 2015, the note and accrued interest have been repaid in full.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the nine months ended May 31, 2015, and May 31, 2014, the Company repaid net funds of $27,158 and $190,964, respectively.  During the nine months ended May 31, 2015, and May 31, 2014, the Company has imputed interest at a reasonable rate of 10 percent totaling $683 and $10,716 respectively.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $497,150 as of May 31, 2015, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $497,150 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at May 31, 2015 and August 31, 2014:

	5/31/15	8/31/14
Net tax loss carry-forwards	$497,150	$548,338
Statutory rate	34%	34%
Expected tax recovery	169,031	186,435
Change in valuation allowance	(169,031)	(186,435)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$169,031	$186,435
Less: valuation allowance	(169,031)	(186,435)
Net deferred tax asset	$-	$-

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

NOTE 8 – SEGMENT REPORTING

Our operations during fiscal 2014 and 2015 were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred  expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the nine months ended:

May 31, 2015:

	Trade Leasing	Service Products	Total
Revenues	$1,830,475	$-	$1,830,475

Cost of Sales	1,486,905	-	1,486,905

Gross Margin	343,570	-	343,570

Operating Expense	271,735	517,914	789,649

Operating Income (Loss)	71,835	(517,914)	(446,079)

Other Expense	466	17,590	18,056

Net Loss	$71,369	$(535,504)	$(464,135)

May 31, 2014:

	Trade Leasing	Service Products	Total
Revenues	$1,370,355	$-	$1,370,355

Cost of Sales	1,137,215	9,046	1,146,261

Gross Margin	233,140	(9,046)	224,094

Operating Expense	154,178	62,558	216,736

Operating Income (Loss)	78,962	(71,604)	7,358

Other Expense	-	19,619	19,619

Net Income (Loss)	$78,962	$(91,223)	$(12,261)

NOTE 9 – SUBSEQUENT EVENTS

There were no subsequent events through the date that the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 25,000 common shares of Trade Leasing, Inc., granting 100% ownership, for 4,000,000 shares of its common stock; in addition, both entities are under common control.   Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.  Service Team Inc. and Trade Leasing Inc. have not been involved in a bankruptcy, receivership or any similar proceeding. The acquisition of Trade Leasing Inc. is a major change in the operations of the company. Trade Leasing is being operated as a separate division of Service Team Inc.

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

Liquidity and Capital Resources

As of May 31, 2015, we had assets of $258,716 including current assets of $241,566.   We have accounts payable of $138,337, convertible notes payable of $38,126, contingent liabilities of $54,100, cash overdrafts of $20,770, accrued expenses of $45,743 and accrued interest of $1,733.  Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than one million dollars per year and a projected profit of more than one hundred thousand dollars.

Rescission Offer

The Company has a contingent liability associated with the rescission offer (as noted below) made to investors due to the sale of unregistered stock.  The liability is equal to the number of shares of common stock sold of 541,000 times the selling price of $0.10 per share which equals $54,100.  As of May 31, 2015, and August 31, 2014 the estimated dollar value of the contingent liability is $54,100 and $54,100, respectively.

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

Results of Operations

Nine Months Ended May 31, 2015 compared to the Nine Months Ended May 31, 2014

Sales during the nine month period ended May 31, 2015, were $1,830,475 compared to $1,370,355 for the nine month period ending May 31, 2014.   Our cost of sales was $1,486,905. Our operating expenses were $789,649. We had losses from operations of $446,079.  Our interest expense was $18,056; leaving a net loss of $464,135.

Three Months Ended May 31, 2015 compared to the Three Months Ended May 31, 2014

Sales during the three month period ended May 31, 2015, were $664,454 compared to $450,237 for the three month period ending May 31, 2014.   Our cost of sales was $415,199. Our operating expenses were $121,489. We had income from operations of $127,766.  Our interest expense was $13,898; leaving net income of $113,868.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended May 31, 2015, the Company sold 40,000 shares of common stock to two investors for a consideration of $4,000.  The Company relied upon the exemption from registration under the Securities Act set forth in Section 4(2), a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain officers; Compensatory Arrangements of Certain Officers.

On April 13, 2015, Carlos Arreola resigned as chief executive officer and as director.  Mr. Arreola's resignation is not because of any disagreement with the registrant.  We have provided Mr. Arreola with a copy of this disclosure prior to the filing thereof and informed him that he had the opportunity to provide the registrant with correspondence stating whether he agrees or disagrees with the disclosure contained in this current report which the registrant would also file such correspondence as an exhibit to this current report or an amendment thereto.

Robert Cashman, remains as the sole director of the registrant and has assumed the role of chief executive officer in addition to that of chief financial officer.  There is no change to Mr. Cashman's compensation.

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

Service Team Inc.

Date July 15, 2015	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date July 15, 2015	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer