Form 10-K
period 2015-08-31
Service Team Inc.
filed 2015-12-11
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

Commission file number: 333-178210

SERVICE TEAM INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1653214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18482 Park Villa Place, Villa Park, California	92861
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 714-538-5214

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of August 31, 2015 was approximately $316,981 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board")

As of December 8, 2015, there were 13,430,624 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	5
ITEM 2.	PROPERTIES	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	MINE SAFETY DISCLOSURES	5

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	16
16

SIGNATURES	17

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.   As used herein, "we," "us," "our" and the "Company" refers to Service Team Inc. and no subsidiaries.

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

This acquisition was accounted for as an acquisition by entities under common control due to the fact that both Service Team Inc. and Trade Leasing, Inc. were and continue to be commonly held by Hallmark Venture Group, Inc., and its affiliates. The ownership structure of the Company did not change as a result nor did any of its officers change positions.

As the assets acquired were from an entity under common control, the assets from Trade Leasing, Inc. have been combined at historical cost for all periods presented, with no step-up in basis. See Note 3 for further information.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of December 4, 2015, there were 85 active shareholders and the total shares outstanding of 13,430,624.   The transfer agent for our common stock is  Pacific Stock Transfer  4045 South Spencer Street Suite 403 Las Vegas, Nv. 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2014	High	Low
Fourth Quarter	$0.25	$0.15
Third Quarter	$0.70	$0.01
Second Quarter	$0.63	$0.30
First Quarter	$0.65	$0.60

Fiscal Year Ended August 31, 2015	High	Low
Fourth Quarter	$0.29	$0.02
Third Quarter	$0.44	$0.15
Second Quarter	$0.50	$0.10
First Quarter	$0.25	$0.10

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

Our shares are subject to rules applicable to "penny stock" which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

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

In the fiscal year ended August 31, 2013 the Company sold 359,814 shares to various individuals for $171,576.

In the fiscal year ended August 31, 2014 the Company sold 118,333 shares to various individuals for $34,750.

In the fiscal year ended August 31, 2015 the Company sold 40,000 shares to one individual for $4,000.

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

The Company had sales of $2,611,766 for the fiscal year ended August 31, 2015, compared to $1,334,127 during the fiscal year ended August 31, 2014, an increase of $1,277,639 or 95%.   All of the sales are generated by Trade Leasing, Inc. The Service Products Division had no sales.

Cost of sales increased $1,238,118, from $1,096,704 to $2,334,822 from 2014 to 2015 which was due to expansion of sales activity in the year 2015.

Gross margin increased by $39,521 from $237,432 to $276,944 from 2014 to 2015 primarily due to the increase in sales during 2015.

Operating and other expenses increased by $695,560 from $142,758 to $838,318 from 2014 to 2015 primarily due to stock based compensation expense resulting from the issuance of the preferred stock.

The above changes resulted in net loss of $637,564 during the 2015 fiscal year compared to a net profit of $74,346 during the 2014 fiscal year, an decrease in profitability of $711,920 primarily driven by increased stock based compensation due to the issuance of preferred stock during the 2015 fiscal year.

Liquidity and Capital Resources

As of August 31, 2015, we had total assets of $214,098 including current assets of $185,135.   We have related party convertible notes of $32,318, convertible notes of $30,001, accrued interest of $6,367, accrued expenses of $77,738, contingent liabilities of $54,100 and accounts payable of $112,596.  Our major shareholder, Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Accrued expenses are for work performed by employees. There is no firm date which these are to be paid. It is to be repaid when we have funds available.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   Management believes that the acquisition of Trade Leasing, Inc. adds sales of more than two million dollars per year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended August 31, 2015 and 2014 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.

We have audited the accompanying consolidated balance sheets of Service Team Inc. as of August 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Team Inc. as of August 31, 2015 and 2014, and the results of its operations, changes in shareholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 10, 2015

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2015 AND AUGUST 31, 2014

	2015	2014
ASSETS
Cash	$5,843	$7,457
Accounts receivable, net of allowances of $3,626 and $2,802, respectively	179,292	186,026
Total current assets	185,135	193,483

Property and equipment, net	7,977	9,641
Prepaid expenses	20,986	9,000

TOTAL ASSETS	$214,098	$212,124

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$112,596	$172,117
Promissory note – related party	-	27,158
Convertible notes payable – related party, net	32,318	2,693
Convertible notes payable, net	30,001	-
Contingent liability	54,100	54,100
Accrued expenses	77,738	53,710
Accrued interest	6,367	3,987
TOTAL LIABILITIES	313,120	313,765

Common stock, $0.001 par value, 74,000,000 authorized, 13,430,624 and 12,485,647 issued and outstanding as of August 31, 2015 and 2014, respectively	13,431	12,486
Preferred stock	100	-
Subscription payable	22,000	-
Additional paid in capital	1,612,788	995,650
Accumulated deficit	(1,747,341)	(1,109,777)
TOTAL SHAREHOLDERS' (DEFICIT)	(99,022)	(101,641)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$214,098	$212,124

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE FISCAL
YEARS ENDING AUGUST 31, 2015 AND 2014

	2015	2014

REVENUES	2,611,766	1,334,127

COST OF SALES	2,334,822	1,096,704

GROSS MARGIN	276,944	237,423

OPERATING EXPENSES
General & administrative	832,703	111,754
Depreciation expense	1,989	303
Bad debts	3,626	30,701
TOTAL OPERATING EXPENSES	838,318	142,758

OPERATING INCOME (LOSS)	(561,374)	94,665

OTHER INCOME (EXPENSE)
Interest expense	(76,190)	(20,309)
TOTAL OTHER INCOME (EXPENSE)	(76,190)	(20,309)

NET INCOME (LOSS)	$(637,564)	$74,356

Weighted number of common shares outstanding - basic	12,534,647	12,431,012
Weighted number of common shares outstanding - diluted	12,534,647	12,431,012

Net income (loss) per share - basic	$(0.05)	$0.01
Net income (loss) per share - diluted	$(0.05)	$0.01

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEARS
ENDED AUGUST 31, 2015 AND 2014

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2013	12,367,314	$12,368	-	$-	$950,302	$-	$(1,184,133)	$(221,464)
Imputed Interest on Related Party Debt	-	-	-	-	10,716	-	-	10,716
Shares Issued for Cash	118,333	118	-	-	34,632	-	-	34,750
Net Income	-	-	-	-	-	-	74,356	74,356
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$-	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	-	683
Beneficial Conversion Feature	-	-	-	-	104,500	-	-	104,500
Shares Issued for Note Conversion	904,977	905	-	-	9,095	-	-	10,000
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	-	4,000
Subscription Payable for Note Conversion	-	-	-	-	-	22,000	-	22,000
Net Loss	-	-	-	-	-	-	(637,564)	(637,564)
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$-	$(1,747,341)	$(99,022)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(637,564)	$74,356

Adjustments to reconcile net income (loss) with cash provided by (used in) operations:
Stock based compensation	499,000	-
Bad debt expense	3,626	30,701
Depreciation expense	1,989	303
Amortization of deferred financing costs	5,514	-
Amortization of debt discount	63,626	6,833
Imputed interest	683	10,716

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	3,108	(106,487)
Accrued expenses	23,715	21,626
Accounts payable	(59,846)	39,552
Net Cash Provided by (Used in) Operating Activities	(96,149)	77,600

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	-	(9,944)
Net Cash Used In Operating Activities	-	(9,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	4,000	34,750
Debt discounts from issuance costs	(12,085)	-
Deferred financing costs	(17,500)	-
Proceeds from promissory note – related party	-	5,280
Proceeds from convertible note	147,278	9,155
Repayments of convertible note	-	(5,000)
Repayments of promissory note – related party	(27,158)	(205,279)
Net Cash Provided By (Used In) Financing Activities	94,535	(161,094)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,614)	(93,438)

Cash at Beginning of Period	7,457	100,895

Cash at End of Period	$5,843	$7,457

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Discount due to beneficial conversion feature	$104,500	$-
Debts converted into common shares	$10,000	$-
Debts converted into common shares payable	$22,000	$-
Transfer of accrued interest from Howard Nunn to Hallmark	$-	$3,987
Transfer from convertible debt to promissory note	$-	$27,158

 The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015 AND 2014

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

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has maintained a negative equity balance since inception (June 6, 2011) through August 31, 2015, of $99,022. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2015 or August 31, 2014.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of August 31, 2015 and August 31, 2014 was $3,626 and $2,802, respectively.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. One customer represents about 20% and 12% of the total sales and 36% and 36% of total receivables during and as of the years ended August 31, 2015 and 2014, respectively.

Inventory

The Company does not own inventory; therefore, there was no inventory on hand at August 31, 2015.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was depreciation expense of $1,989 and $303 during the fiscal years ended August 31, 2015 or August 31, 2014.

Net property and equipment were as follows at August 31, 2015 and August 31, 2014:

	2015	2014
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Total fixed assets, gross	259,994	259,994
Less: accumulated depreciation	(252,017)	(250,353)
Total fixed assets, net	$7,977	$9,641

Lease Commitments

Service Team Inc. has been leasing a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $9,000 per month.   The property was sold to a developer on September 1, 2015, and Service Team Inc. was required to move.  Service Team Inc.  leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834. effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The Company is in the process of moving to the new location at this time.  The new facility is a 25,000 square foot concrete industrial building located on approximately three acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.

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

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 on June 6, 2011. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2015 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable – related party, net	$32,318	$-	$-	$-
Convertible notes payable, net	30,001	-	-	-
Totals	$62,319	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2014 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2015 and 2014 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Income (Loss) Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. During the year ended August 31, 2015, as the Company reported a net loss from operations, the diluted shares outstanding exludedes the effective of dilutive securities due to the anti-dilutive effect.  During the year ended August 31, 2014, because the Company did not have any potentially dilutive securities, there was no difference between the basic and diluted net income (loss) per share.

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

No preferred shares have been issued.

As of August 31, 2014, the Company has not granted any stock options.

2015

On January 20, 2015, the Company authorized and issued 100,000 shares of Series A Preferred Stock to be granted to Hallmark Holdings Inc. (a related party) in exchange for services. The 100,000 shares grant the holder to have the right to vote on all shareholder matters equal to 500 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock. The value assigned to the Series A shares was $499,000 and was recorded on the grant date as stock based compensation.

On January 23, 2015, the Company filed a Certificate of Designation to establish the rights and benefits of
Class A preferred stock.

During 2015, the company issued 40,000 shares in exchange for $4,000 from a third party investor.

On August 26, 2015, Tangers Investment Group LLC converted $10,000 of its Note in the amount of into 904,977 shares of common stock.  As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During 2015, Tangers Investment Group LLC converted $22,000 of its Note into a stock payable.  As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the twelve months ended August 31, 2015, $683 of interest expense was imputed from a promissory note with related party Hallmark Venture Group, Inc. based upon the average balance during the period at an interest rate of 10 percent.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to US Affiliated (a related party) for $18,003 of cash consideration.  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,170 and $90 as of August 31, 2015 and 2014, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at August 31, 2015 and 2014 of $0 and $16,503, respectively. The Company recorded debt discount amortization expense of $16,503 and $1,500 during the years ended August 31, 2015 and 2014, respectively.

On July 31, 2014, the Company issued a convertible note to US Affiliated (a related party) for $14,315 of cash consideration.  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $930 and $72 as of August 31, 2015 and 2014, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at August 31, 2015 and 2014 of $0 and $13,122, respectively. The Company recorded debt discount amortization expense of $13,122 and $1,193 during the years ended August 31, 2015 and 2014, respectively.

Howard Nunn Note

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, Jr., in the original principal amount of $23,003 (the "Nunn Note"). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The Note holder has an option to convert the Note into Common Stock at the price of $0.50 per share.  During the three months ended November 30, 2013, the Company repaid $5,000 to Howard Nunn under the same note.

On August 10, 2014, Hallmark Venture Group, Inc. acquired the Nunn Note, with principal of $27,158 and accrued interest of $3,987, to Howard Nunn, Jr. for 80,000 shares of Service Team Inc. Common Stock owned by Hallmark Venture Group, Inc.  The Note was then canceled and the amounts due on the Note were added to the amounts due Hallmark Venture Group, Inc.  The option to convert to shares was voided.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized completely during the year ended August 31, 2014. During the twelve month period ended August 31, 2015, the note and accrued interest have been repaid in full.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the nine months ended May 31, 2015, and May 31, 2014, the Company repaid net funds of $27,158 and $190,964, respectively.  During the twelve months ended August 31, 2015, and August 31, 2014, the Company has imputed interest at a reasonable rate of 10 percent totaling $683 and $10,716 respectively.

Convertible Notes Payable – Third Party

On July 2, 2015, the Company issued a convertible note to Vis Veres Group for $38,000 of cash consideration.  The note bears interest at 8%, matures on April 7, 2016, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $500 as of August 31, 2015.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at August 31, 2015 of $29,857. The Company recorded debt discount amortization expense of $8,143 during the year ended August 31, 2015.

On July 21, 2015, the Company issued a convertible note to JMJ Financial Group for $27,778 of cash consideration.  The note bears interest at 12%, matures on July 21, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,500 due to this conversion feature. The Company also recorded a $5,278 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $374 as of August 31, 2015.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at August 31, 2015 of $24,667. The Company recorded debt discount amortization expense of $3,111 during the year ended August 31, 2015.

On July 15, 2015, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $273 as of August 31, 2015.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at August 31, 2015 of $23,097. The Company recorded debt discount amortization expense of $3,403 during the year ended August 31, 2015.

Tangiers Capital Group Convertible Note

On February 5, 2015, the Company issued a convertible note to Tangiers Capital Group for $55,000 of cash consideration.  The note bears interest at 10%, matures on February 5, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,000 due to this conversion feature. The Company also recorded a $5,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $3,119 as of August 31, 2015.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at August 31, 2015 of $7,656. The Company recorded debt discount amortization expense of $19,344 during the year ended August 31, 2015.

On August 26, 2015, Tangers Investment Group LLC converted $10,000 of its Note in the amount of into 904,977 shares of common stock.  As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During 2015, Tangers Investment Group LLC converted $22,000 of its Note into a stock payable.  As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to US Affiliated (a related party) for $18,003 of cash consideration.  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the market price of the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,170 and $90 as of August 31, 2015 and 2014, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at August 31, 2015 and 2014 of $0 and $16,503, respectively. The Company recorded debt discount amortization expense of $16,503 and $1,500 during the years ended August 31, 2015 and 2014, respectively.

On July 31, 2014, the Company issued a convertible note to US Affiliated (a related party) for $14,315 of cash consideration.  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the market price of the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $930 and $72 as of August 31, 2015 and 2014, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at August 31, 2015 and 2014 of $0 and $13,122, respectively. The Company recorded debt discount amortization expense of $13,122 and $1,193 during the years ended August 31, 2015 and 2014, respectively.

Howard Nunn Note

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, Jr., in the original principal amount of $23,003 (the "Nunn Note"). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The Note holder has an option to convert the Note into Common Stock at the price of $0.50 per share.  During the three months ended November 30, 2013, the Company repaid $5,000 to Howard Nunn under the same note.

On August 10, 2014, Hallmark Venture Group, Inc. acquired the Nunn Note, with principal of $27,158 and accrued interest of $3,987, to Howard Nunn, Jr. for 80,000 shares of Service Team Inc. Common Stock owned by Hallmark Venture Group, Inc.  The Note was then canceled and the amounts due on the Note were added to the amounts due Hallmark Venture Group, Inc.  The option to convert to shares was voided.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized completely during the year ended August 31, 2014. During the twelve month period ended August 31, 2015, the note and accrued interest have been repaid in full.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the nine months ended May 31, 2015, and May 31, 2014, the Company repaid net funds of $27,158 and $190,964, respectively.  During the twelve months ended August 31, 2015, and August 31, 2014, the Company has imputed interest at a reasonable rate of 10 percent totaling $683 and $10,716 respectively.

Preferred Stock Issued for Services

On January 20, 2015, the Company authorized and issued 100,000 shares of Series A Preferred Stock to be granted to Hallmark Holdings  Inc. (a related party) in exchange for services. The 100,000 shares grant the holder to have the right to vote on all shareholder matters equal to 500 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock. The value assigned to the Series A shares was $499,000 and was recorded on the grant date as stock based compensation.

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $617,079 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at August 31, 2015 and August 31, 2014:

	2015	2014
Net tax loss carry-forwards	$617,079	$548,338
Statutory rate	34%	34%
Expected tax recovery	209,807	186,435
Change in valuation allowance	(209,807)	(186,435)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$209,807	$186,435
Less: valuation allowance	(209,807)	(186,435)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

None

Operating Leases

Service Team Inc. has been leasing a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $9,000 per month.   On September 1, 2015,  the property was sold to a developer and Service Team Inc. was required to move.  Service Team Inc.  leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834. effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The Company is in the process of moving to the new location at this time.  The new facility is a 25,000 square foot concrete industrial building located on approximately three acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes on the building.

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

NOTE 8 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the fiscal years ended:

August 31, 2015:

	Trade Leasing	Service Products	Total
Revenues	$2,611,766	$-	$2,611,766

Cost of Sales	2,334,822	-	2,334,822

Gross Margin	276,944	-	276,944

Operating Expenses	280,422	557,896	838,318

Operating Income (Loss)	(3,478)	(557,896)	(561,374)

Other Income (Expense)	(466)	(75,724)	(76,190)

Net Income (Loss)	$(3,944)	$(633,620)	$(637,564)

August 31, 2014:

	Trade Leasing	Service Products	Total
Revenues	$1,334,127	$-	$1,334,127

Cost of Sales	(1,096,704)	-	(1,096,704)

Gross Margin	237,423	-	237,423

Operating Expense	(131,256)	(11,502)	(142,758)

Operating Income (Loss)	106,167	(11,502)	94,665

Other Expense	(10,716)	(9,593)	(20,309)

Net Income (Loss)	$95,451	$(21,095)	$74,356

NOTE 9 – SUBSEQUENT EVENTS

Service Team Inc. has been leasing a manufacturing facility at 10633 Ruchti Road, South Gate, California 90280 on a year-to-year basis for $9,000 per month.   On September 1, 2015,  the property was sold to a developer and Service Team Inc. was required to move.  Service Team Inc.  leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834. effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The Company is in the process of moving to the new location at this time.  The new facility is a 25,000 square foot concrete industrial building located on approximately three acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes on the building.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2015.

Based on this evaluation, these officers concluded that, as of August 31, 2015, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2015 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names of the members of the Company's Board of Directors, Executive Officers, and the position with the Company held by each.

Name	Position
Robert L. Cashman	President, Director, Chief Executive Officer
Robert L. Cashman	Chief Financial Officer, and Chief Accounting Officer

Each director is elected to hold office for a one-year period or until the next annual meeting of shareholders and until his/her successor has been qualified and elected following the one-year of service. The Officers serve at the discretion of the Company's directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Management's Biographies

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

Mr. Cashman has also received numerous awards for his continued involvement in civic activities including a member of the Orange County Airport Commission (24 years), operators of the John Wayne Airport, serving on the Governing Board of the local and national YMCA (12 years), and a long term involvement with the Boy Scouts of America on both the local and national basis.  He currently serves on the City of Anaheim's Work Force Development Board, the city agency that allocates federal funding for educational programs in the city. Mr. Cashman served as an aviation officer (pilot) in the Korean War, owns and flies his own airplane and serves on the boards of several aviation organizations.  He is a graduate of the University of California, Los Angeles (UCLA).

Legal Proceedings

None.

CORPORATE GOVERNANCE

Director Independence

At the present time, we have one director who is an "insider."  Director,  Robert L. Cashman, also serves as President, Secretary, and Chief Financial Officer.  We are currently recruiting outside directors who have some knowledge of our business.  New directors are nominated by either of the present directors and voted on by the Board of Directors.  Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service.  We have not adopted a formal code of ethics as we only have two officers and directors and will adopt a code of ethics when we have appointed independent directors.  The Officers serve at the discretion of the Company's directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.  Robert L. Cashman serves as Chairman and Secretary of the Board.

The Board of Directors has held five Special Directors' Meetings since the inception of the Company.  All the directors attended all of the meetings.  It is a policy of the Company that all Board Members attend all Board Meetings and the Annual Meeting.

Committees

At the present time, the Board of Directors serves as an Audit Committee, Nominating Committee and Compensation Committee.  None of these committees have had any meetings since the inception of the Company.  It is planned that as we add independent Board Members we will activate these committees.

NOMINATING COMMITTEE:   Director Robert L. Cashman participates in consideration of director nominees.  At the present time Service Team is too small to warrant a Nominating Committee.

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

SHAREHOLDER COMMUNICATIONS:  Shareholders may send written communications on the Company's web site: www.serviceteam.com

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company by the officers and directors, as a group.

Present Ownership	Common Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	1,000,000	7.4%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	1,000,000	7.4%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

The following table sets forth the beneficial ownership of Preferred stock of the Company by the officers and directors, as a group.

Present Ownership	Preferred Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	100,000	100%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	100,000	100%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.

Robert L. Cashman, Secretary and Chief Financial Officer of Service Team Inc., is the beneficial owner of Hallmark Venture Group Inc.

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to US Affiliated (a related party) for $18,003 of cash consideration.  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the market price of the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,170 and $90 as of August 31, 2015 and 2014, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at August 31, 2015 and 2014 of $0 and $16,503, respectively. The Company recorded debt discount amortization expense of $16,503 and $1,500 during the years ended August 31, 2015 and 2014, respectively.

On July 31, 2014, the Company issued a convertible note to US Affiliated (a related party) for $14,315 of cash consideration.  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the market price of the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $930 and $72 as of August 31, 2015 and 2014, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at August 31, 2015 and 2014 of $0 and $13,122, respectively. The Company recorded debt discount amortization expense of $13,122 and $1,193 during the years ended August 31, 2015 and 2014, respectively.

Howard Nunn Note

On June 21, 2013, for value received, the Company gave a convertible promissory note to Howard Nunn, Jr., in the original principal amount of $23,003 (the "Nunn Note"). The Nunn Note has a maturity date of September 30, 2013, and principle and accrued interest at the rate of twelve percent (12%). The Note holder has an option to convert the Note into Common Stock at the price of $0.50 per share.  During the three months ended November 30, 2013, the Company repaid $5,000 to Howard Nunn under the same note.

On August 10, 2014, Hallmark Venture Group, Inc. acquired the Nunn Note, with principal of $27,158 and accrued interest of $3,987, to Howard Nunn, Jr. for 80,000 shares of Service Team Inc. Common Stock owned by Hallmark Venture Group, Inc.  The Note was then canceled and the amounts due on the Note were added to the amounts due Hallmark Venture Group, Inc.  The option to convert to shares was voided.

The Company evaluated the Nunn Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.75 below the market price on June 21, 2013 of $1.25 provided a value of $23,003; which was recorded as an increase to additional paid in capital and a reduction of debt due to the discount. The discount was amortized completely during the year ended August 31, 2014. During the twelve month period ended August 31, 2015, the note and accrued interest have been repaid in full.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the nine months ended May 31, 2015, and May 31, 2014, the Company repaid net funds of $27,158 and $190,964, respectively.  During the twelve months ended August 31, 2015, and August 31, 2014, the Company has imputed interest at a reasonable rate of 10 percent totaling $683 and $10,716 respectively.

Preferred Stock Issued for Services

On January 20, 2015, the Company authorized and issued 100,000 shares of Series A Preferred Stock to be granted to Hallmark Holdings, Inc. (a related party) in exchange for services. The 100,000 shares grant the holder to have the right to vote on all shareholder matters equal to 500 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock. The value assigned to the Series A shares was $499,000 and was recorded on the grant date as stock based compensation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $18,500 for the fiscal year ended August 31, 2015, and $16,500 for the fiscal year ended August 31, 2014.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2015, and $0 for the fiscal year ended August 31, 2014.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2015 and 2014.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2015 and $0 for the fiscal year ended August 31, 2014.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.          Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.          Consolidated Financial Statement Schedules

None.

3.           Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 filed on November 29, 2011).

10.3              Agreement Between Trade Leasing and Service Team Inc. filed on Form 8-K June 15, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2015 and August 31, 2014,  (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss)  for the years ended August 31, 2015 and 2014, (iii) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2015 and 2014, (iv) Statements of Consolidated Cash Flows for the years ended August 31, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/Robert L. Cashman	President, Chief Executive Officer	December 11, 2015
(principal executive officer)

/s/ Robert L Cashman	Secretary, Chief Financial Officer, Chief Accounting Officer	December 11, 2015