Form 10-Q
period 2015-11-30
Service Team Inc.
filed 2016-01-19
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 18, 2016:  13,430,624 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Consolidated Balance Sheets as of November 30, 2015 (unaudited) and August 31, 2015	3
Consolidated Statements of Operations for the three months ended November 30, 2015 and 2014 (unaudited)	4
Consolidated Statement of Shareholders' (Deficit) for the year ended August 31, 2015 (audited) and the three months ended November 30, 2015 (unaudited)	5
Consolidated Statement of Cash Flows for the three months ended November 30, 2015 and 2014 (unaudited)	6
Notes to the Consolidated Financial Statements (unaudited)	7

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2015 (UNAUDITED) AND AUGUST 31, 2015

	11/30/15	8/31/15
ASSETS
Cash	$22,201	$5,843
Accounts receivable, net of allowances of $3,626 and $3,626, respectively	202,034	179,292
Deferred financing costs	3,212	11,986
Total current assets	227,447	197,121

Property and equipment, net	59,982	7,977
Prepaid expenses	14,000	9,000
TOTAL ASSETS	$301,429	$214,098

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$121,390	$112,596
Convertible notes payable, net – related party	32,318	32,318
Convertible notes payable, net	53,489	30,001
Contingent liability	-	54,100
Accrued expense	68,548	77,738
Accrued interest	9,540	6,367
Total current liabilities	285,285	313,120
TOTAL LIABILITIES	285,285	313,120

Common stock, $0.001 par value, 74,000,000 authorized, 13,430,624 and 13,430,624 issued and outstanding as of November 30, 2015 and August 31, 2015, respectively.	13,431	13,431
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 100,000 issued and outstanding as of November 30, 2015 and August 31, 2015, respectively.	100	100
Additional paid in capital	1,612,788	1,612,788
Subscription payable	22,000	22,000
Accumulated deficit	(1,632,175)	(1,747,341)
TOTAL SHAREHOLDERS' (DEFICIT)	16,144	(99,022)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$301,429	$214,098

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC. CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014 (UNAUDITED)
	3 Months Ended 11/30/15	3 Months Ended 11/30/14
Sales	$925,103	$553,627
Cost of sales	639,641	513,383
Gross margin	285,462	40,244

Operating expenses:
General & administrative expenses	182,218	58,725
Depreciation expense	1,228	497
Total operating expenses	183,446	59,222

Profit (loss) from operations	102,016	(18,978)

Other (expense) income:
Interest expense	(40,950)	(466)
Gain on contingent consideration	54,100	-
Total other (expense) income	13,150	(466)

Net income (loss)	$115,166	$(19,444)

Weighted average number of common shares outstanding - basic	13,430,624	12,512,021
Weighted average number of common shares outstanding – fully diluted	31,753,408	12,512,021

Net income (loss) per share - basic	$0.01	$(0.00)
Net income (loss) per share – fully diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) FOR THE YEAR ENDED AUGUST 31, 2015 (AUDITED) AND THE THREE MONTHS ENDED NOVEMBER 30, 2015 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$-	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	-	683
Beneficial Conversion Feature	-	-	-	-	104,500	-	-	104,500
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	-	4,000
Shares issued for Note Conversion	904,977	905	-	-	9,095	-	-	10,000
Subscription Payable for Note Conversion	-	-	-	-	-	22,000	-	22,000
Net Loss	-	-	-	-	-	-	(637,564)	(637,564)
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,747,341)	$(99,022)
Net Income	-	-	-	-	-	-	115,166	115,166
Balance, November 30, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,632,175)	$16,144

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014  (UNAUDITED)

	11/30/15	11/30/14
Cash flows from operating activities
Net income (loss)	$115,166	$(19,444)

Adjustments to reconcile net income (loss) with cash provided by operations:
Debt discount amortization	23,488	-
Gain on contingent consideration	(54,100)	-
Deferred financing cost amortization	8,774	-
Depreciation	1,228	497
Imputed interest	-	466

Change in operating assets and liabilities:
Accounts receivable	(22,742)	(15,532)
Accrued expenses	(6,017)	(16,668)
Prepaid expenses	(5,000)	-
Accounts Payable	8,388	77,796
Net cash provided by operating activities	69,185	27,115

Cash flows from investing activities
Cash paid for purchase of fixed assets	(52,827)	(98)
Net cash used in investing activities	(52,827)	(98)

Cash flows from financing activities
Proceeds from sale of stock	-	4,000
Payments on loans with Hallmark Venture Group, Inc. *	-	(17,000)
Net cash provided by (used in) financing activities	-	(13,000)

Net increase in cash and cash equivalents	16,358	14,017
Cash at beginning of period	5,843	7,457
Cash at end of period	$22,201	$21,474

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-
* Related Party

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT NOVEMBER 30, 2015 (UNAUDITED)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Service Team Inc. and Trade Leasing, Inc. both of which are under common control and ownership. The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of November 30, 2015, of $1,632,175. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2015, or August 31, 2015.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.  The allowance for doubtful accounts as of November 30, 2015, and August 31, 2015 was $3,626 and $3,626 respectively.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of November 30, 2015.  One customer represented about 20% of total receivables as of August 31, 2015. During the three month period ended November 30, 2015, the Company had one customer that represented 19% of total sales.  During the three month period ended November 30, 2014, the Company had one customer that represented about 22% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2015 or August 31, 2015.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $1,228 and $497 of depreciation expense during the three months ended November 30, 2015 and 2014, respectively.

Net property and equipment were as follows at November 30, 2015 and August 31, 2015:

	11/30/15	8/31/15
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Leasehold improvements	52,827	-
Subtotal	312,771	259,944
Less: accumulated depreciation	(252,789)	(251,967)
Total Fixed Assets, Net	$59,982	$7,977

Lease Commitments

Service Team Inc., effective September 1, 2015, leased new facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The Company has moved from 10633 Ruchti Road, South Gate, California, effective October 1, 2015.  The new facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of  three acres of land and one building of approximately 30,000 square feet.   The facility is approximately one-third larger than the prior facility in South Gate.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2015 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2015 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2015 and August 31, 2015 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three months ended November 30, 2015, the company reported additional dilutive shares of 18,322,784 due to the impact of convertible notes payable to both related parties and third parties outstanding during the period. During the three months ended November 30, 2014, because the Company does not have any potentially dilutive securities, the Diluted EPS equalled the Basic EPS.

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

Three month period ended November 30, 2015

During the three months ended November 30, 2015, the Company issued no shares.

As of November 30, 2015 the Company has not granted any stock options.

Fiscal year ended August 31, 2015
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

As of August 31, 2015 the Company has not granted any stock options.

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (an unrelated third party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,439 and $1,170 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at November 30, 2015 and August 31, 2015was $0 and $0, respectively.

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 31, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (an unrelated third party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,144 and $930 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at November 30, 2015 and August 31, 2015 of $0 and $0, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the year ended August 31, 2015, the Company repaid net funds of $27,158.  During the year ended August 31, 2015, the Company has imputed interest at a reasonable rate of 10 percent totaling $683.

Convertible Notes Payable – Third Party

 On July 2, 2015, the Company issued a convertible note to Vis Veres Group for $38,000 of cash consideration.  The note bears interest at 8%, matures on April 7, 2016, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $1,258 and $500 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at November 30, 2015 and August 31, 2015 of $20,154 and $29,857, respectively. The Company recorded debt discount amortization expense of $9,704 and $8,143 during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively.

On July 21, 2015, the Company issued a convertible note to JMJ Financial Group for $27,778 of cash consideration.  The note bears interest at 12%, matures on July 21, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,500 due to this conversion feature. The Company also recorded a $5,278 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $1,205 and $374 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at November 30, 2015 and August 31, 2015 of $18,534 and $24,667, respectively. The Company recorded debt discount amortization expense of $6,133 and $3,111 during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively.

On July 15, 2015, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $802 and $273 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at November 30, 2015 and August 31, 2015 of $17,355 and $23,097, respectively. The Company recorded debt discount amortization expense of $5,743 and $3,403 during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively.

On February 5, 2015, the Company issued a convertible note to Tangiers Capital Group for $55,000 of cash consideration.  The note bears interest at 10%, matures on February 5, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,000 due to this conversion feature. The Company also recorded a $5,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $3,692 and $3,119 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discounts had a balance at November 30, 2105 and August 31, 2015 of $5,747 and $7,656, respectively. The Company recorded debt discount amortization expense of $1,909 and $19,344 during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively.

On August 26, 2015, Tangers Investment Group LLC converted $10,000 of its Note  into 904,977 shares of common stock.  In addition, during the year ended August 31, 2015, Tangiers converted an additional $22,000 of the note into a stock payable valued at the same $22,000 as the shares have not been issued as of either November 30, 2015 and August 31, 2015 period end. As the conversions were completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of these conversions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (an unrelated third party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,439 amd $1,170 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at November 30, 2015 and August 31, 2015was $0 and $0, respectively.

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 31, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (an unrelated third party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on November 30, 2015.  The note had accrued interest of $1,144 and $930 as of November 30, 2015 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at November 30, 2015 and August 31, 2015 of $0 and $0, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the year ended August 31, 2015, the Company repaid net funds of $27,158.  During the year ended August 31, 2015, the Company has imputed interest at a reasonable rate of 10 percent totaling $683.

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

Lease Commitments

On September 1, 2015, Service Team Inc leased an industrial building located on three acres of land at 1818 E. Rosslynn Avenue, Fullerton, California.  The lease rate is $10,000 per month for the first six months; then $14,000 per month for the remaining six years of the lease.  Service Team Inc is obligated to pay the fire insurance and property taxes on the building that are estimated to be $2,000 per month.
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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $522,523 as of November 30, 2015, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $522,523 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at November 30, 2015 and August 31, 2015:

	11/30/15	8/31/15
Net tax loss carry-forwards	$522,523	$617,079
Statutory rate	34%	34%
Expected tax recovery	177,658	209,807
Change in valuation allowance	(177,658)	(209,807)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$177,658	$209,807
Less: valuation allowance	(177,658)	(209,807)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Contingent Consideration

During the period from November 29, 2011 until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100.  The funds were used for operating capital of the Company including rent and payroll. Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100.  During the three month period ended November 30, 2015, as the rescission offer expired, the $54,100 was reversed from the liability resulting in a gain in other income and expense of $54,100 as the Company is no longer required to return funds to investors.  In addition, the Company has not been requested by any investor to repay funds from these stock sales during the period from November 29, 2011 through June 1, 2012.

Operating Leases

On September 1, 2015, Service Team Inc leased an industrial building located on three acres of land at 1818 E. Rosslynn Avenue, Fullerton, California.  The lease rate is $10,000 per month for the first six months; then $14,000 per month for the remaining six years of the lease.  Service Team Inc is obligated to pay the fire insurance and property taxes on the building that are estimated to be $2,000 per month.
Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Hallmark Venture Group, Inc., a related party, at no charge.

NOTE 8 – SEGMENT REPORTING
Our operations during the three month periods ending November 30, 2015 and 2014, were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred  expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

November 30, 2015:

	Trade Leasing	Service Products	Total
Revenues	$925,103	$-	$925,103

Cost of sales	639,641	-	639,641

Gross margin	285,462	-	285,462

Operating expenses	179,392	4,054	183,446

Profit (loss) from operations	106,070	(4,054)	102,016

Other (expense) income	-	13,150	13,150

Net income (loss)	$106,070	$9,096	$115,166

November 30, 2014:

	Trade Leasing	Service Products	Total
Revenues	$553,627	$-	$553,627

Cost of sales	513,383	-	513,383

Gross margin	40,244	-	40,244

Operating expenses	59,222	-	59,222

Profit (loss) from operations	(18,978)	-	(18,978)

Other (expense) income	-	(466)	(466)

Net income (loss)	$(18,978)	$(466)	$(19,444)

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

Liquidity and Capital Resources

As of November 30, 2015, we had assets of $301,429 including current assets of $227,447.   We have accounts payable of $121,390, convertible notes payable of $85,807, accrued expenses of $78,088.  Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended November 30, 2015 compared to the Three Months Ended November 30, 2014

Sales during the three month period ended November 30, 2015, were $925,103 compared to $553,627 for the three month period ending November 30, 2014.   Our cost of sales for the three month period ending November 30, 2015 was $639,641, compared to $513,383 for the three month period ending November 30, 2014. Our operating expenses for the three month period ending November 30, 2015, were $183,446; compared to $59,222 for the three month period ending November 30, 2014.  We had net income during the period ending November 30, 2015, of $102,016; compared to a net loss of $19,444 during the three month period ending November 30, 2014.

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

None.

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

Service Team Inc.

Date January 19, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date January 19, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer