Form 10-Q
period 2016-02-29
Service Team Inc.
filed 2016-04-20
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of  April 18,  2016:  37,521,511 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2016 (UNAUDITED) AND AUGUST 31, 2015

	2/29/16	8/31/15
ASSETS
Cash	$33,700	$5,843
Accounts receivable	151,165	179,292
Deferred financing costs	-	11,986
Total current assets	184,865	197,121

Property and equipment, net	57,438	7,977
Prepaid expenses	14,000	9,000
TOTAL ASSETS	$256,303	$214,098

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$197,972	$112,596
Convertible notes payable, net – related party	32,318	32,318
Convertible notes payable, net	37,145	30,001
Contingent liability	-	54,100
Accrued expense	89,440	77,738
Accrued interest	12,317	6,367
Total current liabilities	369,192	313,120
TOTAL LIABILITIES	369,192	313,120

Common stock, $0.001 par value, 500,000,000 authorized, 13,430,624 and 37,521,511 issued and outstanding as of February 29, 2016 and August 31, 2015, respectively.	37,522	13,431
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 100,000 issued and outstanding as of February 29, 2016 and August 31, 2015, respectively.	100	100
Additional paid in capital	1,660,686	1,612,788
Subscription payable	5,435	22,000
Accumulated deficit	(1,816,632)	(1,747,341)
TOTAL SHAREHOLDERS' (DEFICIT)	(112,889)	(99,022)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$256,303	$214,098

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING
FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 (UNAUDITED)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	2/29/16	2/28/15	2/29/16	2/28/15
REVENUES
Sales	$781,390	$612,394	$1,706,493	$1,166,021

COST OF SALES
Cost of sales	777,428	558,323	1,417,069	1,071,706

Gross Margin	3,962	54,071	289,424	94,315

OPERATING EXPENSES
General & Administrative Expenses	150,263	608,938	332,481	667,166
Depreciation Expense	1,814	-	3,042	994
Total Operating Expenses	152,077	608,938	335,523	668,160

LOSS FROM OPERATIONS	(148,115)	(554,867)	(46,099)	(573,845)

OTHER INCOME (EXPENSE)
Interest Expense	(36,342)	(3,692)	(77,292)	(4,158)
Gain on Contingent Consideration	-	-	54,100	-
Total Other Income (Expense)	(36,342)	(3,692)	(23,192)	(4,158)

NET LOSS	$(184,457)	$(558,559)	$(69,291)	$(578,003)

Weighted Average number of common shares outstanding - basic and fully diluted	22,074,807	12,525,647	18,610,287	12,518,796

Net loss per share – basic and fully diluted	$(0.01)	$(0.04)	$(0.00)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEAR ENDED AUGUST 31,2015 AND THE SIX MONTHS
ENDED FEBRUARY 29, 2016
(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$-	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	-	683
Beneficial Conversion Feature	-	-	-	-	104,500	-	-	104,500
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	-	4,000
Shares issued for Note Conversion	904,977	905	-	-	9,095	-	-	10,000
Subscription Payable for Note Conversion	-	-	-	-	-	22,000	-	22,000
Net Loss	-	-	-	-	-	-	(637,564)	(637,564)
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,747,341)	$(99,022)
Shares issued for Subscription Payable	1,990,950	1,991	-	-	20,009	(22,000)	-	-
Shares issued for Note Conversions	22,099,937	22,100	-	-	27,889	5,435	-	55,424
Net Loss	-	-	-	-	-	-	(69,291)	(69,291)
Balance, February 29, 2016	37,521,511	$37,522	100,000	$100	$1,660,686	$5,435	$(1,816,632)	$(112,889)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29,2016  AND 2015  (UNAUDITED)

	2/29/16	2/28/15
Cash flows from operating activities
Net (loss)	$(69,291)	$(578,003)

Adjustments to reconcile net (loss) with cash provided by operations:
Debt discount amortization	62,567	2,025
Stock based compension	-	499,000
Gain on contingent consideration	54,100	-
Deferred financing cost amortization	11,986	1,103
Depreciation	3,042	994
Imputed interest	-	683

Change in operating assets and liabilities:
Accounts receivable	28,127	31,454
Accrued expenses	17,652	4,864
Prepaid expenses	(5,000)	-
Accounts Payable	85,701	55,379
Net cash provided by operating activities	80,684	17,499

Cash flows from investing activities
Cash paid for purchase of fixed assets	(52,827)	-
Net cash used in investing activities	(52,827)	-

Cash flows from financing activities
Proceeds from sale of stock	-	4,000
Proceeds from convertible notes payable	-	50,000
Payments on loans with Hallmark Venture Group, Inc. *	-	(27,000)
Deferred financing costs	-	(17,500)
Net cash provided by (used in) financing activities	-	9,500

Net increase in cash and cash equivalents	27,857	26,999
Cash at beginning of period	5,843	7,457
Cash at end of period	$33,700	$34,456

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Beneficial conversion feature	$-	$22,000
Common shares issued for subscription payable	$22,000	$-
Common shares issued for debt conversions	$55,424	$-

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT February 29, 2016 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of February 29, 2016, of $1,816,632. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at February 29, 2016, or August 31, 2015.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of February 29, 2016.  One customer represented about 20% of total receivables as of August 31, 2015. During the six month period ended February 29, 2016, the Company had one customer that represented 14% of total sales.  During the six month period ended  February 28, 2015, the Company had one customer that represented about 22% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at February 29, 2016 or August 31, 2015.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $3,042 and $994 of depreciation expense during the six  months ended February 29, 2016 and 2015, respectively.

Net property and equipment were as follows at February 29, 2016 and August 31, 2015:

	2/29/15	8/31/15
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Leasehold improvements	52,827	-
Subtotal	312,771	259,944
Less: accumulated depreciation	(255,333)	(251,967)
Total Fixed Assets, Net	$57,438	$7,977

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

The following table presents assets and liabilities that were measured and recognized at fair value as of February 29, 2016 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2015 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at February 29, 2016 and August 31, 2015 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three and six month periods ended February 29, 2016 and February 28, 2015, because the Company operations resulted in net losses, no additional   dilutive securities were included in the , Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

NOTE 3 – CAPITAL STOCK

The Company's authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  On December 2,2015 the company increased its authorized capital stock to 500,000,000 common shares.

Six month period ended February 29, 2016

During September 2015, Tangers Investment Group LLC was issued 1,990,950 shares as payment for the $22,000 of subscriptions payable accrued at August 31, 2015.

On November 25, 2015, Tangers Investment Group LLC converted $8,095 of its Note in the amount of into 1,541,401 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 11, 2016, Tangers Investment Group LLC converted $6,190 of its Note in the amount of into 1,695,890 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 3, 2016, Tangers Investment Group LLC converted $2,876 of its Note in the amount of into 2,054,286 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 10, 2016, Tangers Investment Group LLC converted $3,450 of its Note in the amount of into 2,464,286 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 19, 2016, Vis Vires Group converted $2,365 of its Note in the amount of into 1,341,250 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 1, 2016, Vis Vires Group converted $2,745 of its Note in the amount of into 1,098,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 8, 2016, Vis Vires Group converted $4,695 of its Note in the amount of into 2,471,053 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 18, 2016, Vis Vires Group converted $4,695 of its Note in the amount of into 2,471,053 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 26, 2016, Vis Vires Group converted $5,435 of its Note in the amount of into subscriptions payable of $5,435 as the shares were not issued prior to February 29, 2016. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 1, 2016, LG Capital converted $2,470 of its Note in the amount of into 562,340 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 12, 2016, LG Capital converted $2,500 of its Note in the amount of into 379,750 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 29, 2016, LG Capital converted $2,485 of its Note in the amount of into 718,628 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 3, 2016, JMJ Financial converted $1,435 of its Note in the amount of into 1,025,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 10, 2016, JMJ Financial converted $1,728 of its Note in the amount of into 1,234,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 12, 2016, JMJ Financial converted $1,813 of its Note in the amount of into 1,295,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 16, 2016, JMJ Financial converted $2,447 of its Note in the amount of into 1,748,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

As of February 29, 2016 the Company has not granted any stock options.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (an unrelated third party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  The note had accrued interest of $1,709 and $1,170 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at February 29, 2016 and August 31, 2015was $0 and $0, respectively.

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 31, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (an unrelated third party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  The note had accrued interest of $1,358 and $930 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at February 29, 2016 and August 31, 2015 of $0 and $0, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the year ended August 31, 2015, the Company repaid net funds of $27,158.  During the year ended August 31, 2015, the Company has imputed interest at a reasonable rate of 10 percent totaling $683.  As of August 31, 2015 the loan was paid in full.

Convertible Notes Payable – Third Party

On July 2, 2015, the Company issued a convertible note to Vis Veres Group for $38,000 of cash consideration.  The note bears interest at 8%, matures on April 7, 2016, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $1,618 and $500 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. During the six months ended February 29, 2016, Vis Veres Group had converted $19,935 of the note into 7,381,356 shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at February 29, 2016 and August 31, 2015 of $2,665 and $29,857, respectively. The Company recorded debt discount amortization expense of $27,192 and $8,143 during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively

On July 21, 2015, the Company issued a convertible note to JMJ Financial Group for $27,778 of cash consideration.  The note bears interest at 12%, matures on July 21, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,500 due to this conversion feature. The Company also recorded a $5,278 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $2,036 and $374 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. During the six months ended February 29, 2016, JMJ Financial had converted $7,423 of the note into 5,302,000 shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance February 29, 2016 and August 31, 2015 of $8,504 and $24,667, respectively. The Company recorded debt discount amortization expense of $16,163 and $3,111 during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively.

On July 15, 2015, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $1,330 and $273 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. During the six months ended February 29, 2016, LG Capital had converted $7,455 of the note into 1,660,718 shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at February 29, 2016 and August 31, 2015 of $11,540 and $23,097, respectively. The Company recorded debt discount amortization expense of $11,557 and $3,403 during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively.

On February 5, 2015, the Company issued a convertible note to Tangiers Capital Group for $55,000 of cash consideration.  The note bears interest at 10%, matures on February 5, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,000 due to this conversion feature. The Company also recorded a $5,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $4,266 and $3,119 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. During the six months ended February 29, 2016, Tangiers Capital had converted $20,611 of the note into 7,755,863 shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions.  During the year ended August 31, 2015, Tangiers Capital had converted $32,000 of the note into 2,895,927 shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions.  A portion of the $32,000 conversion ($22,000) was recorded as subscription payable at August 31, 2015, and then the shares were subsequently issued during the following year. The debt discounts had a balance at February 29, 2016 and August 31, 2015 of $0 and $7,656, respectively. The Company recorded debt discount amortization expense of $7,656 and $19,344 during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

 Convertible Notes Payable – Related Party

 US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (an unrelated third party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  The note had accrued interest of $1,709 and $1,170 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005.  In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at February 29, 2016 and August 31, 2015was $0 and $0, respectively.

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 31, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (an unrelated third party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  The note had accrued interest of $1,358 and $930 as of February 29, 2016 and August 31, 2015, respectively.  The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.0005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur. The debt discount had a balance at February 29, 2016 and August 31, 2015 of $0 and $0, respectively.

Promissory Note – Related Party

On August 25, 2011, the Company entered into a loan agreement with Hallmark Venture Group, Inc., with no maturity date or interest rate. During the year ended August 31, 2015, the Company repaid net funds of $27,158.  During the year ended August 31, 2015, the Company has imputed interest at a reasonable rate of 10 percent totaling $683.  As of August 31, 2015 the loan was paid in full.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $662,875 as of February 29, 2016, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $662,875 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at February 29, 2016 and August 31, 2015:

	2/29/16	8/31/15
Net tax loss carry-forwards	$662,875	$617,079
Statutory rate	34%	34%
Expected tax recovery	225,378	209,807
Change in valuation allowance	(225,378)	(209,807)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$225,378	$209,807
Less: valuation allowance	(225,378)	(209,807)
Net deferred tax asset	$-	$-

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
Litigation

None.

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

NOTE 8 – SEGMENT REPORTING

Our operations during the six month periods ending February 29, 2016 and  February 28, 2015, were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred  expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

February 29, 2016:

	Trade Leasing	Service Products	Total
Revenues	$1,706,493	$-	$1,706,493

Cost of sales	1,417,069	-	1,417,069

Gross margin	289,424	-	289,424

Operating expenses	287,222	48,301	335,523

Profit (loss) from operations	2,202	(48,301)	(46,099)

Other (expense)	-	(23,192)	(23,192)

Net income (loss)	$(2,202	$(71,493)	$(69,291)

February 28, 2015:

	Trade Leasing	Service Products	Total
Revenues	$1,166,021	$-	$1,166,021

Cost of sales	1,071,706	-	1,071,706

Gross margin	94,315	-	94,315

Operating expenses	(169,115)	(499,045)	(668,160)

Operating loss	(74,800)	(499,045)	(573,845)

Other expenses	-	(4,158)	(4,158)

Net Income (loss)	$(74,800)	$(503,203)	$(578,003)

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

Liquidity and Capital Resources

As of February 29, 2016, we had assets of $256,303 including current assets of $184,865.   We have accounts payable of $197,972, convertible notes payable of $69,463, accrued expenses of $101,757.  Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended February 29, 2016 compared to the Three Months Ended  February 28, 2015

Sales during the three month period ended February 29, 2016, were $781,390 compared to $612,394 for the three month period ending February 28, 2015.   Our cost of sales for the three month period ending February 29, 2016 was $777,428, compared to $558,323 for the three month period ending February 28, 2015. Our operating expenses for the three month period ending February 29, 2016, were $152,077 compared to $608,938 for the three month period ending February 28, 2015.  We had a net loss during the three month period ending February 29, 2016, of $184,457; compared to a net loss of $558,559 during the three month period ending February 28 2015.

Six Months Ended February 29, 2016 compared to the Six Months Ended February 28, 2015

Sales during the six month period ended February 29, 2016, were $1,706,493 compared to $1,166,021 for the six month period ending February 28, 2015.   Our cost of sales for the six month period ending February 29, 2016 was $1,417,069, compared to $1,071,706 for the six month period ending February 28, 2015. Our operating expenses for the six month period ending February 29, 2016, were $335,523 compared to $668,160 for the six month period ending February 28, 2015.  We had net loss during the six month period ending February 29, 2016, of $69,291; compared to a net loss of $578,003 during the six month period ending February 28 2015.

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

Service Team Inc.

Date April 20, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date April 20, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer