Form 10-Q
period 2016-05-31
Service Team Inc.
filed 2016-07-20
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2016:  102,042,652 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2016 (UNAUDITED) AND AUGUST 31, 2015

	5/31/16	8/31/15
ASSETS
Cash	$56,777	$5,834
Accounts receivable	218,093	179,292
Convertible note receivable	25,000	-
Deferred Financing Costs	-	11,986
Total Current Assets	299,870	197,121

Property and equipment, net	56,106	7,977
Other assets	14,000	9,000
TOTAL ASSETS	$369,976	$214,098

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$134,183	$112,596
Convertible note – related party, net of debt discounts of $6,341 and $0, respectively	1,159	32,318
Convertible note – third party, net of debt discounts of $77,011 and $0, respectively	46,239	30,001
Contingent Liability	-	54,100
Accrued expense	74,768	77,738
Accrued interest	12,798	6,367
TOTAL LIABILITIES	269,147	313,120

Common stock, $0.001 par value, 500,000,000 authorized, 102,042,652 and 13,430,624 issued and outstanding as of May 31, 2016 and August 31, 2015, respectively.	102,043	13,431
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 0 issued and outstanding as of May 31, 2016 and August 31, 2015, respectively.	100	100
Additional paid in capital	1,959,197	1,612,788
Subscription Payable	-	22,000
Accumulated deficit	(1,960,511)	(1,747,341)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	100,829	(99,022)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$369,976	$214,098

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING MAY 31, 2016 AND MAY 31, 2015 (UNAUDITED)

	3 Months Ended 5/31/16	3 Months Ended 5/31/15	9 Months Ended 5/31/16	9 Months Ended 5/31/15
REVENUES
Sales	$940,796	$664,454	$2,647,289	$1,830,475

COST OF SALES
Cost of sales	735,369	415,199	2,152,438	1,486,905
Gross Margin	205,427	249,255	494,851	343,570

OPERATING EXPENSES
General & administrative expenses	160,688	119,998	493,169	788,158
Depreciation Expense	1,331	1,491	4,373	1,491
Total Operating Expenses	162,019	121,489	497,542	789,649
INCOME (LOSS) FROM OPERATIONS	43,408	127,766	(2,691)	(446,079)

OTHER EXPENSE
Interest Expense	(187,287)	(13,898)	(264,579)	(18,056)
Gain on Contingent Consideration	-	-	54,100	-
Total Other Expense	(187,287)	(13,898)	(210,479)	(18,056)

NET INCOME (LOSS)	$(143,879)	$113,868	$(213,170)	$(464,135)

Weighted average number of common shares outstanding - basic and fully diluted	78,786,917	12,525,647	38,815,579	12,521,105

Net income (loss) per share - basic and fully diluted	$(0.00)	$0.01	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) FOR THE YEAR ENDED AUGUST 31, 2015 AND THE NINE MONTHS ENDED MAY 31, 2016 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$-	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	-	683
Beneficial Conversion Feature	-	-	-	-	104,500	-	-	104,500
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	-	4,000
Shares issued for Note Conversion	904,977	905	-	-	9,095	-	-	10,000
Subscription Payable for Note Conversion	-	-	-	-	-	22,000	-	22,000
Net Loss	-	-	-	-	-	-	(637,564)	(637,564)
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,747,341)	$(99,022)
Shares issued for Subscription Payable	1,990,950	1,991	-	-	20,009	(22,000)	-	-
Shares issued for Note Conversions	86,621,078	86,621	-	-	123,196	-	-	209,817
Beneficial conversion feature	-	-	-	-	203,204	-	-	203,204
Net Loss	-	-	-	-	-	-	(213,170)	(213,170)
Balance, May 31, 2016	102,042,652	$102,043	100,000	$100	$1,959,197	$-	$(1,960,511)	$100,829

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MAY 31, 2016
AND MAY 31, 2015 (UNAUDITED)

	5/31/16	5/31/15
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(213,170)	$(464,135)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Debt discount amortization	215,879	10,126
Stock based compensation	-	499,000
Deferred financing cost amortization	11,986	5,514
Depreciation	4,373	1,491
Gain on contingent consideration	(54,100)	-
Imputed interest	-	683

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(38,801)	(31,236)
Accrued expenses	39,182	(12,914)
Prepaid expenses	(5,000)	-
Accounts payable	43,412	(33,780)
Net Cash Provided by (Used in) Operating Activities	3,761	(25,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(52,827)	-
Cash paid for convertible note receivable	(25,000)	-
Net Cash Used in Investing Activities	(77,827)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	4,000
Payments on loans with Hallmark Venture Group, Inc. *	-	(27,158)
Cash overdraft	-	20,770
Deferred financing costs	-	(17,500)
Proceeds from convertible notes payable – third party	117,500	50,000
Proceeds from convertible notes payable – related party	7,500	-
Net Cash Provided by (Used in) Financing Activities	125,000	30,112

Net Increase (Decrease) In Cash and Cash Equivalents	50,934	4,861
Cash at Beginning of Period	5,843	7,457
Cash at End of Period	$56,777	$12,318

Supplemental Disclosur2es
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Beneficial conversion feature	$203,204	$22,000
Conversion of accounts payable into convertible debt	$21,500	$-
Conversion of accrued interest to convertible debt	$24,371	$-
Conversions of debt to common stock	$209,817	$-
Shares issued for stock payable	$22,000	$-
* Related Party

The accompanying notes are an integral part of these financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT MAY 31, 2016 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of  May 31, 2016 of  $1,960,511. and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at May 31, 2016, or August 31, 2015.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of May 31, 2016.  One customer represented about 20% of total receivables as of August 31, 2015.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at May 31, 2016 or August 31, 2015.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $4,373 and $1,491 of depreciation expense during the nine months ended May 31, 2016 and 2015, respectively.

Net property and equipment were as follows at May 31, 2016 and August 31, 2015:

	5/31/16	8/31/15
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Leasehold improvements	52,827	-
Subtotal	312,771	259,944
Less: accumulated depreciation	(256,665)	(251,967)
Total Fixed Assets, Net	$56,106	$7,977

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2016 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2015 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at May 31, 2016 and August 31, 2015 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three and nine month periods ended May 31, 2016 and May 31, 2015, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

NOTE 3 – CAPITAL STOCK

The Company's authorized capital is 500,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.  On December 2, 2015 the Company increased its authorized capital stock to 500,000,000 common shares.

Nine month period ended May 31, 2016

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

On March 1, 2016, Tangers Investment Group LLC converted $3,327 of its Note in the amount of into 2,376,464 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 4, 2016, Tangers Investment Group LLC converted $3,328 of its Note in the amount of into 2,016,964 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 4, 2016, Tangers Investment Group LLC converted $13,000 of its Note in the amount of into 5,895,692 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 5, 2016, Tangers Investment Group LLC converted $5,000 of its Note in the amount of into 1,883,239 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 18, 2016, Tangers Investment Group LLC converted $13,621 of its Note in the amount of into 4,656,726 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 28, 2016, Tangers Investment Group LLC converted $12,705 of its Note in the amount of into 4,411,458 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 18, 2016, Tangers Investment Group LLC converted $13,870 of its Note in the amount of into 5,137,037 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On February 26, 2016, Vis Vires Group converted $5,435 of its Note in the amount of into 2,470,455 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 8, 2016, Vis Vires Group converted $11,075 of its Note in the amount of into 3,572,581 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 16, 2016, Vis Vires Group converted $3,990 of its Note in the amount of into 1,530,556 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On March 7, 2016, LG Capital converted $3,183 of its Note in the amount of into 1,929,169 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 14, 2016, LG Capital converted $5,101 of its Note in the amount of into 2,081,987 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 29, 2016, LG Capital converted $5,214 of its Note in the amount of into 2,128,016 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 28, 2016, LG Capital converted $5,485 of its Note in the amount of into 2,238,746 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 31, 2016, LG Capital converted $5,277 of its Note in the amount of into 1,788,901 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 29, 2016, LG Capital converted $13,503 of its Note in the amount of into 4,154,756 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 9, 2016, LG Capital converted $13,026 of its Note in the amount of into 4,070,512 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On March 1, 2016, JMJ Financial converted $2,618 of its Note in the amount of into 1,870,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 7, 2016, JMJ Financial converted $2,912 of its Note in the amount of into 2,080,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 11, 2016, JMJ Financial converted $4,125 of its Note in the amount of into 2,500,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 17, 2016, JMJ Financial converted $7,105 of its Note in the amount of into 2,900,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 23, 2016, JMJ Financial converted $6,928 of its Note in the amount of into 2,827,882 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the nine month period ended May 31, 2016, $203,204 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of May 31, 2016 the Company has not granted any stock options.

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

As of May 31, 2015 the Company has not granted any stock options.

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

U.S. Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related third party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended May 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the three month period ended May 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of May 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at May 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the three months ended May 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 31, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related third party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended May 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the three month period ended May 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of May 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at May 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the three months ended May 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $1,159 during the three months ended May 31, 2016, with a remaining debt discount balance of $6,341 as of May 31, 2016. The note had accrued interest of $23 and $0 as of May 31, 2016 and August 31, 2015, respectively.

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

Convertible Notes Payable – Third Party

 On July 2, 2015, the Company issued a convertible note to Vis Veres Group for $38,000 of cash consideration.  The note bears interest at 8%, matures on April 7, 2016, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $500 as of May 31, 2016 and August 31, 2015, respectively.  During the nine months ended May 31, 2016, Vis Veres Group had converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $0 and $29,857, respectively. The Company recorded debt discount amortization expense of $29,857 and $8,143 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of May 31, 2016.

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

On July 21, 2015, the Company issued a convertible note to JMJ Financial Group for $27,778 of cash consideration.  The note bears interest at 12%, matures on July 21, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,500 due to this conversion feature. The Company also recorded a $5,278 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $374 as of May 31, 2016 and August 31, 2015, respectively.  During the nine months ended May 31, 2016, JMJ Financial had converted  the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $0 and $24,667, respectively. The Company recorded debt discount amortization expense of $24,667 and $3,111 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of May 31, 2016.

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

On July 15, 2015, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $273 as of May 31, 2016 and August 31, 2015, respectively.  During the nine months ended May 31, 2016, LG Capital converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $0 and $23,097, respectively. The Company recorded debt discount amortization expense of $23,097 and $3,403 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of May 31, 2016.

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

On April 10, 2016, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $0 as of May 31, 2016 and August 31, 2015, respectively.  During the three months ended May 31, 2016, LG Capital converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $26,500 and $0 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of May 31, 2016.

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

On February 5, 2015, the Company issued a convertible note to Tangiers Capital Group for $55,000 of cash consideration.  The note bears interest at 10%, matures on February 5, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,000 due to this conversion feature. The Company also recorded a $5,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $3,119 as of May 31, 2016 and August 31, 2015, respectively.  During the nine months ended May 31, 2016, Tangiers Capital had converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions.  $22,000 of the conversion was recorded as subscription payable at August 31, 2015, and then the shares were subsequently issued during 2016. The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $0 and $7,656, respectively. The Company recorded debt discount amortization expense of $7,656 and $19,344 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.  As the note has been fully converted, it is considered paid in full as of May 31, 2016.

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

On November 25, 2015, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 12%, matures on November 25, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $4,620 as of May 31, 2016.  The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $19,675 and $0, respectively. The Company recorded debt discount amortization expense of $18,825 and $0 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.

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

On April 15, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on April 15, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $3,300 as of May 31, 2016.  The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $24,034 and $0, respectively. The Company recorded debt discount amortization expense of $3,466 and $0 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.

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

On May 6, 2016, the Company issued a convertible note to Tangiers Capital Group for $35,750 of cash consideration.  The note bears interest at 10%, matures on May 6, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $32,500 due to this conversion feature. The Company also recorded a $3,250 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $3,575 as of May 31, 2016.  The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $33,301 and $0, respectively. The Company recorded debt discount amortization expense of $2,449 and $0 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.

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

On December 2, 2015, the Company issued a convertible note to Robert Knudsen for $21,500 of accounts payable that was converted into this convertible note.  The note bears interest at 12% and is due on demand, and is convertible into common stock at 45% of the lowest trading bid price during the 30 days prior to conversion. The Company recorded a debt discount equal to $21,500 due to this conversion feature. The note had accrued interest of $1,279 as of May 31, 2016.  The debt discounts had a balance at May 31, 2016 and August 31, 2015 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $21,500 and $0 during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively.

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

NOTE 5- RELATED PARTY TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related third party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended May 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the three month period ended May 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of May 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at May 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the three months ended May 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 31, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related third party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended May 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the three month period ended May 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of May 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at May 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the three months ended May 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $1,159 during the three months ended May 31, 2016, with a remaining debt discount balance of $6,341 as of May 31, 2016. The note had accrued interest of $23 and $0 as of May 31, 2016 and August 31, 2015, respectively.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $656,484 as of May 31, 2016, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $656,484 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at May 31, 2016 and August 31, 2015:

	5/31/16	8/31/15
Net tax loss carry-forwards	$656,484	$617,079
Statutory rate	34%	34%
Expected tax recovery	223,205	209,807
Change in valuation allowance	(223,205)	(209,807)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$223,205	$209,807
Less: valuation allowance	(223,205)	(209,807)
Net deferred tax asset	$-	$-

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

NOTE 8 – SEGMENT REPORTING

Our operations during the nine  month periods ending May 31, 2016  and  May 31, 2015, were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred  expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

May 31, 2016:

	Trade Leasing	Service Products	Total
Revenues	$2,647,289	$-	$2,647,289

Cost of sales	2,152,438	-	2,152,438

Gross margin	494,851	-	494,851

Operating expenses	418,090	79,452	497,542

Profit (loss) from operations	76,761	(79,452)	(2,691)

Other expense	-	(210,479)	(210,479)

Net income (loss)	$76,761	$(289,931)	$(213,170)

May 31, 2015:

	Trade Leasing	Service Products	Total
Revenues	$1,830,475	$-	$1,830,475

Cost of sales	1,486,905	-	1,486,905

Gross margin	343,570	-	343,570

Operating expenses	271,735	517,914	789,649

Operating profit (loss)	71,835	(517,914)	(446,079)

Other expenses	(466)	(17,590)	(18,056)

Net income (loss)	$71,369	$(535,504)	$(464,135)

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE

Convertible Note Receivable - Unrelated Parties

On April 18, 2016, the Company made a $25,000 loan to an unrelated party. The loan is for a term of six months in duration and bears interest at a rate of 6% per year.  In addition, the loan is convertible into Hallmark Venture stock at a rate of 50% of the average trading price in the past 30 days.  The loan is accounted as an investment activity in the statement of cash flows and as part of current assets as it has a maturity of less than one year.  As of May 31, 2016, the note balance was $25,000.

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

Trade Leasing Division.  This division is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 34 factory workers and four management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include 9 different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

Liquidity and Capital Resources

As of May 31, 2016, we had assets of $369,976 including current assets of $299,870.   We have accounts payable of $134,183, convertible notes payable – third party of $46,239, convertible notes payable – related party of $1,159, accrued expenses of $87,566.  Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended May 31, 2016 compared to the Three Months Ended  May 31, 2015

Sales during the three month period ended May 31, 2016, were $940,796 compared to $664,454 for the three month period ending May 31, 2015.   Our cost of sales for the three month period ending May 31, 2016 was $735,369, compared to $415,199 for the three month period ending May 31, 2015. Our operating expenses for the three month period ending May 31, 2016, were $162,019 compared to $121,489 for the three month period ending May 31, 2015.  We had a net loss during the three month period ending May 31, 2016, of $143,879; compared to a profit of $113,868 during the three month period ending May 31, 2015.

Nine Months Ended May 31, 2016 compared to the Nine Months Ended May 31, 2015

Sales during the nine month period ended May 31, 2016, were $2,647,289 compared to $1,830,475 for the nine month period ending May 31, 2015.   Our cost of sales for the nine month period ending May 31, 2016 was $2,152,438, compared to $1,486,905 for the nine month period ending May 31, 2015. Our operating expenses for the nine month period ending May 31, 2016, were $497,542 compared to $789,649 for the nine month period ending May 31, 2015.  We had a net loss during the nine month period ending May 31, 2016, of $213,170; compared to a net loss of $464,135 during the nine month period ending May 31, 2015.

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

101   Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Service Team Inc.

Date July 20, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date July 20, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer