Form 10-K
period 2016-08-31
Service Team Inc.
filed 2016-12-14
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of August 31, 2016 was approximately $347,735 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board")

As of December 9, 2016, there were 263,426,001 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	5
ITEM 2.	PROPERTIES	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	MINE SAFETY DISCLOSURES	5

PART II

PART  III

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	17

SIGNATURES	18

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

Trade Leasing Division.  This division is involved in the manufacture and repair of truck bodies.  The company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer, South Bay Ford, represented more than 10% of sales in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation, a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 47 factory workers and five management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include nine different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

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

This acquisition was accounted for as an acquisition by entities under common control due to the fact that both Service Team Inc. and Trade Leasing, Inc. were and continue to be commonly held by Hallmark Holdings and its affiliates. The ownership structure of the Company did not change as a result nor did any of its officers change positions.  As the assets acquired were from an entity under common control, the assets from Trade Leasing, Inc. have been combined at historical cost for all periods presented, with no step-up in basis.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Service Team Inc. leases a manufacturing facility at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The facility consists of two buildings totaling 30,000 square feet on approximately two acres of land.    Our principal executive offices are located at 18482 Park Villa Place, Villa Park, California 92861.

ITEM 3.  LEGAL PROCEEDINGS

 None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of August 31, 2016, there were 117 active shareholders and the total shares outstanding of 168,671,089.   The transfer agent for our common stock is  Pacific Stock Transfer 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2015	High	Low
Fourth Quarter	$0.29	$0.02
Third Quarter	$0.44	$0.15
Second Quarter	$0.50	$0.10
First Quarter	$0.25	$0.10

Fiscal Year Ended August 31, 2016	High	Low
Fourth Quarter	$0.0016	$0.0015
Third Quarter	$0.0054	$0.0005
Second Quarter	$0.0011	$0.0008
First Quarter	$0.0238	$0.0002

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

In the fiscal year ended August 31, 2016 the Company sold zero (0) shares.

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

Service Team, Inc. has paid $40,000 in cash as of August 31, 2016 towards the acquisition of MCV Companies, Inc., which has not yet been completed.  Therefore, as of August 31, 2016, the amount is included within other currents assets as the Company expects that the closing will occur within six months.

Results of Operations

The Company had sales of $3,030,734 for the fiscal year ended August 31, 2016, compared to $2,611,766 during the fiscal year ended August 31, 2015, an increase of $418,968 or 16%.   All of the sales are generated by Trade Leasing, Inc. The Service Products Division had no sales.   Cost of sales increased $191,043 from $2,334,822 to $2,525,865 from 2015 to 2016 which was due to increase in volume of production in the year 2016.   Gross margin increased by $227,925 from $276,944 to $504,869 from 2015 to 2016 primarily due to the increase in sales during 2016.  Operating and other expenses decreased by $446,417 from $838,318 to $391,901 from 2015 to 2016 primarily due to stock based compensation expense resulting from the issuance of the preferred stock.  The above changes resulted in net loss of $211,088 during the 2016 fiscal year compared to a net loss of $637,564 during the 2015 fiscal year, primarily driven by increased stock based compensation due to the issuance of preferred stock during the 2015 fiscal year.

Liquidity and Capital Resources

As of August 31, 2016, we had total assets of $651,932 including current assets of $584,151.   We also have current and total liabilities of $301,716 which consist of related party convertible notes of $6,768, third party convertible notes of $34,040, accrued interest of $18,261, other accrued expenses of $104,649, and accounts payable of $137,998.  There is no firm date which these are to be paid. It is to be repaid when we have  funds available.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended August 31, 2016 and 2015 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.

We have audited the accompanying consolidated balance sheets of Service Team Inc. as of August 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Team Inc. as of August 31, 2016 and 2015, and the results of its operations, changes in shareholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 14, 2016

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2016 AND AUGUST 31, 2015

	2016	2015
ASSETS
Cash	$321,728	$5,843
Accounts receivable, net of allowances of $0 and $3,626, respectively	222,423	179,292
Other current assets	40,000	11,986
Total current assets	584,151	197,121

Property and equipment, net of depreciation of $258,990	53,781	7,977
Prepaid expenses – non-current	14,000	9,000

TOTAL ASSETS	$651,932	$214,098

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$137,998	$112,596
Convertible notes payable – related party, net	6,768	32,318
Convertible notes payable, net	34,040	30,001
Contingent liability	-	54,100
Accrued expenses	104,649	77,738
Accrued interest	18,261	6,367
TOTAL LIABILITIES	301,716	313,120

Common stock, $0.001 par value, 500,000,000 authorized, 168,671,089 and 13,430,624 issued and outstanding as of August 31, 2016 and 2015, respectively	168,671	13,431
Preferred stock	100	100
Subscription payable	-	22,000
Additional paid in capital	2,139,874	1,612,788
Accumulated deficit	(1,958,429)	(1,747,341)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	350,216	(99,022)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$651,932	$214,098

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL
YEARS ENDING AUGUST 31, 2016 AND 2015

	2016	2015

REVENUES	3,030,734	2,611,766

COST OF SALES	2,525,865	2,334,822

GROSS MARGIN	504,869	276,944

OPERATING EXPENSES
General & administrative	342,702	832,703
Depreciation expense	6,699	1,989
Bad debts	42,500	3,626
TOTAL OPERATING EXPENSES	391,901	838,318

OPERATING INCOME (LOSS)	112,968	(561,374)

OTHER INCOME (EXPENSE)
Interest expense	(378,156)	(76,190)
Gain on contingent consideration	54,100	-
TOTAL OTHER INCOMEEXPENSE)	(324,056)	(76,190)

NET (LOSS	$(211,088)	$(637,564)

Weighted number of common shares outstanding - basic	60,099,590	12,534,647
Weighted number of common shares outstanding - diluted	60,099,590	12,534,647

Net (loss per share - basic	$(0.00)	$(0.05)
Net (loss per share - diluted	$(0.00)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEARS
ENDED AUGUST 31, 2016 AND 2015

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$-	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	-	683
Beneficial Conversion Feature	-	-	-	-	104,500	-	-	104,500
Shares Issued for Note Conversion	904,977	905	-	-	9,095	-	-	10,000
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	-	4,000
Subscription Payable for Note Conversion	-	-	-	-	-	22,000	-	22,000
Net Loss	-	-	-	-	-	-	(637,564)	(637,564)
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$-	$(1,747,341)	$(99,022)
Shares Issued for Note Conversion	155,240,465	155,240	-	-	144,423	(22,000)	-	277,663
Stock based compensation	-	-	-	-	83,525	-	-	83,525
Beneficial Conversion Feature	-	-	-	-	299,138	-	-	299,138
Net Loss	-	-	-	-	-	-	(211,088)	(211,088)
Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	-	$(1,958,429)	$350,216

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(211,088)	$(637,564)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Stock based compensation	83,525	499,000
Bad debt expense	42,500	3,626
Gain on contingent consideration	(54,100)	-
Depreciation expense	6,699	1,989
Amortization of deferred financing costs	11,986	5,514
Amortization of debt discount	295,649	63,626
Imputed interest	-	683

Change In Operating Assets and Liabilities
Accounts receivable	(43,131)	3,108
Prepaid expenses	(45,000)	-
Accrued expenses	91,959	23,715
Accounts payable	47,227	(59,846)
Net Cash Provided by (Used in) Operating Activities	226,226	(96,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for convertible note receivable	(42,500)	-
Cash paid for the purchase of fixed assets	(52,827)	-
Net Cash Used In Operating Activities	(95,327)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	4,000
Deferred financing costs	-	(17,500)
Proceeds from convertible note – related party	7,500	-
Proceeds from convertible note, net of issuance costs	177,486	135,193
Repayments of promissory note – related party	-	(27,158)
Net Cash Provided By (Used In) Financing Activities	184,986	94,535

Net Increase (Decrease) In Cash and Cash Equivalents	315,885	(1,614)

Cash at Beginning of Period	5,843	7,457

Cash at End of Period	$321,728	$5,843

Supplemental Disclosures
Interest Paid	$5,472	$-
Taxes Paid	$-	$-

Non-cash transactions:
Discount due to beneficial conversion feature	$299,138	$104,500
Convertible debt and accrued interest converted into common shares	$277,663	$10,000
Convertible debt converted into common shares payable	$-	$22,000
Shares issued for stock payable	$22,000	$-
Conversion of accrued interest into convertible debt	$38,805	$-
Conversion of accounts payable into convertible debt	$21,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2016 AND 2015

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2016 or August 31, 2015.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. The allowance for doubtful accounts as of August 31, 2016 and August 31, 2015 was $0 and $3,626, respectively.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2016.  Five customers represented 17%, 17%, 16%, 15% and 14% of total receivables as of August 31, 2015. Two customers represented 21% and 18% of total revenues during the year ended August 31, 2016.  One customer represented 12% of total revenues during the year ended August 31, 2015.

Inventory

The Company does not own inventory; therefore, there was no inventory on hand at August 31, 2016.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was depreciation expense of $6,699 and $1,989 during the fiscal years ended August 31, 2016 or August 31, 2015.

Net property and equipment were as follows at August 31, 2016 and August 31, 2015:

	2016	2015
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Leasehold improvements	52,827	-
Furniture	1,500	1,500
Total fixed assets, gross	312,771	259,944
Less: accumulated depreciation	(258,990)	(251,967)
Total fixed assets, net	$53,781	$7,977

Deposit for Acquistion of MCV Companies, Inc.

Service Team, Inc. has paid $40,000 in cash as of August 31, 2016 towards the acquisition of MCV Companies, Inc., which has not yet been completed.  Therefore, as of August 31, 2016, the amount is included within other currents assets as the Company expects that the closing will occur within six months.

Lease Commitments

Service Team Inc. leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2016, the deferred rent related to this lease was $20,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2016 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible note payable, related party, net	$6,768	$-	$-	$-
Convertible notes payable, net	34,040	-	-	-
Totals	$40,808	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2015 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, relatd party, net	$32,318	$-	$-	$-
Convertible notes payable, net	30,001
Totals	$62,319	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2016 and 2015 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. During the years ended August 31, 2016 and 2015, the Company reported a net loss from operations.  The diluted shares outstanding excludes the effect of diluted securities due to the anti-dilutive effect.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board "FASB" issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of Accounting Standards Update "ASU" 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply push down accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 3 – CAPITAL STOCK

The Company's authorized capital is 500,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.

2015

On January 20, 2015, the Company authorized and issued 100,000 shares of Series A Preferred Stock to be granted to Hallmark Holdings Inc. (a related party) in exchange for services. The 100,000 shares grant the holder to have the right to vote on all shareholder matters equal to 10,000 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock. The value assigned to the Series A shares was $499,000 and was recorded on the grant date as stock based compensation.

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

2016

On January 23, 2015, Service Team Inc. filed with the Secretary of State of Nevada a Certificate of Designation for 100,000 shares of Series A Preferred Stock.  The Designation gives the Series A Preferred Stock 500 votes per share.   Series A Preferred Stock were not entitled to receive dividends, any liquidation preference, or conversion rights.  On October 16, 2015, the Designation of Preferred Stock was amended to allow Preferred Shareholders to receive dividends in an amount equal to dividends paid per share on Common Stock.  On July 27, 2016, an amendment was filed to increase the voting rights of the preferred stock from 500 votes per share to 10,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $525 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $83,000 which was recorded on the grant date as stock based compensation.

On February 12, 2016, the Articles of Incorporation were amended to increase the authorized shares of capital stock to 500,000,000.

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

On June 9, 2016, Tangers Investment Group LLC converted $10,250 of its Note in the amount of into 5,061,728 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 6, 2016, Tangers Investment Group LLC converted $7,455 of its Note in the amount of into 5,344,086 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 21, 2016, Tangers Investment Group LLC converted $9,115 of its Note in the amount of into 6,534,050 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 29, 2016, Tangers Investment Group LLC converted $9,100 of its Note in the amount of into 7,777,778 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 4, 2016, Tangers Investment Group LLC converted $11,524 of its Note in the amount of into 12,663,736 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 12, 2016, Tangers Investment Group LLC converted $8,287 of its Note in the amount of into 13,927,731 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 23, 2016, Tangers Investment Group LLC converted $9,115 of its Note in the amount of into 15,319,328 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

During the twelve month period ended August 31, 2016, $299,138 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of August 31, 2016 the Company has not granted any stock options.

During 2016 the Company did not sell any Common Shares.  The only shares issued were for Conversion of Notes.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended August 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the period ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of August 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at August 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the year ended August 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

 On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 30, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the year ended August 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the year ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of August 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the year ended August 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. The note had accrued interest of $137 and $0 as of August 31, 2016 and August 31, 2015, respectively.

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

Convertible Notes Payable – Third Party

Vis Veres Group

On July 2, 2015, the Company issued a convertible note to Vis Veres Group for $38,000 of cash consideration.  The note bears interest at 8%, matures on April 7, 2016, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $500 as of August 31, 2016 and August 31, 2015, respectively.  During the year ended August 31, 2016, Vis Veres Group had converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $29,857, respectively. The Company recorded debt discount amortization expense of $29,857 and $8,143 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of August 31, 2016.

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

JMJ Financial Group

On July 21, 2015, the Company issued a convertible note to JMJ Financial Group for $27,778 of cash consideration.  The note bears interest at 12%, matures on July 21, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,500 due to this conversion feature. The Company also recorded a $5,278 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $374 as of August 31, 2016 and August 31, 2015, respectively.  During the year ended August 31, 2016, JMJ Financial had converted  the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $24,667, respectively. The Company recorded debt discount amortization expense of $24,667 and $3,111 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of August 31, 2016.

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

LG Capital Funding, LLC

On July 15, 2015, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $273 as of August 31, 2016 and August 31, 2015, respectively.  During the year ended August 31, 2016, LG Capital converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $23,097, respectively. The Company recorded debt discount amortization expense of $23,097 and $3,403 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of August 31, 2016.

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

On April 10, 2016, the Company issued a convertible note to LG Capital Funding LLC for $26,500 of cash consideration.  The note bears interest at 8%, matures on July 15, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $1,500 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $0 and $0 as of August 31, 2016 and August 31, 2015, respectively.  During the year ended August 31, 2016, LG Capital converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions. The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $26,500 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.   As the note has been fully converted, it is considered paid in full as of August 31, 2016.
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

Tangiers Capital Group

On February 5, 2015, the Company issued a convertible note to Tangiers Capital Group for $55,000 of cash consideration.  The note bears interest at 10%, matures on February 5, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,000 due to this conversion feature. The Company also recorded a $5,000 debt discount due to issuance fees. The note had accrued interest of $0 and $3,119 as of August 31, 2016 and August 31, 2015, respectively.  During the year ended August 31, 2016, Tangiers Capital had converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions.  $22,000 of the conversion was recorded as subscription payable at August 31, 2015, and then the shares were subsequently issued during 2016. The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $7,656, respectively. The Company recorded debt discount amortization expense of $7,656 and $19,344 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  As the note has been fully converted, it is considered paid in full as of August 31, 2016.

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

On November 25, 2015, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 12%, matures on November 25, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $4,620 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $9,039 and $0, respectively. The Company recorded debt discount amortization expense of $29,461 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.

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

On April 15, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on April 15, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $2,750 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $17,103 and $0, respectively. The Company recorded debt discount amortization expense of $10,397 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.

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
On May 6, 2016, the Company issued a convertible note to Tangiers Capital Group for $35,750 of cash consideration.  The note bears interest at 10%, matures on May 6, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $32,500 due to this conversion feature. The Company also recorded a $3,250 debt discount due to issuance fees. The note had accrued interest of $3,575 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,290 and $0, respectively. The Company recorded debt discount amortization expense of $11,460 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $3,850 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $30,167 and $0, respectively. The Company recorded debt discount amortization expense of $8,333 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $2,750 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,185 and $0, respectively. The Company recorded debt discount amortization expense of $3,315 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.

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

Robert Knudsen

On December 2, 2015, the Company issued a convertible note to Robert Knudsen for $21,500 of accounts payable that was converted into this convertible note.  The note bears interest at 12% and is due on demand, and is convertible into common stock at 45% of the lowest trading bid price during the 30 days prior to conversion. The Company recorded a debt discount equal to $21,500 due to this conversion feature. The note had accrued interest of $0 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $21,500 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended August 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the period ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of August 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at August 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the year ended August 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

 On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 30, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the year ended August 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the year ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of August 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the year ended August 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. The note had accrued interest of $137 and $0 as of August 31, 2016 and August 31, 2015, respectively.

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

On October 16, 2015, the Designation of Preferred Stock for the Series A shares was amended to allow Preferred Shareholders to receive dividends in an amount equal to dividends paid per share on Common Stock.  On July 27, 2016, an amendment was filed to increase the voting rights of the Series A preferred stock from 500 votes per share to 10,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $525 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $83,000 which was recorded on the grant date as stock based compensation.

Lease Commitments.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 6 – CONVERTIBLE NOTES RECEIVABLE
During the fiscal year ended August 31, 2016, the Company advanced cash of $42,500 in the form of notes receiveable to Hallmark Venture Group, Inc., which is a Company formerly controlled by the CEO and President of Service Team, Inc.  Amounts  were advanced as follows: $7,500 on April 7, 2016, $5,000 on April 12, 2016, $25,000 on May 12, 2016, and $5,000 on August 22, 2016.  Each loan amount is due to be paid back after the maturity date of 1 year has passed.   The amounts loaned are convertible into shares of Hallmark Venture Group at the rate of 45% times the market price which is defined as the lowest three closing bids for the common stock during the three trading day period ending one trading day prior to the date of the conversion notice. As Hallmark Venture Group did not have the funds to repay the amounts nor the credit worthiness to ensure repayment in accordance with the terms of the notes receivable, the Company fully reserved the note receivable with a $42,500 charge to the allowance for doubtful acounts resulting in a net zero balance for the convertible note receivable as of August 31, 2016.
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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $491,107 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at August 31, 2016 and August 31, 2015:

	2016	2015
Net tax loss carry-forwards	$491,107	$617,079
Statutory rate	34%	34%
Expected tax recovery	166,976	209,807
Change in valuation allowance	(166,976)	(209,807)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$166,976	$209,807
Less: valuation allowance	(166,976)	(209,807)
Net deferred tax asset	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases
Service Team Inc. leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2016, the deferred rent related to this lease was $20,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman., a related party, at no charge.

NOTE 9 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the fiscal years ended:

August 31, 2016:

	Trade Leasing	Service Products	Total
Revenues	$3,030,734	$-	$3,030,734

Cost of Sales	2,525,865	-	2,525,865

Gross Margin	504,869	-	504,869

Operating Expenses	197,348	194,553	391,901

Operating Income (Loss)	307,521	(194,553)	155,468

Other Income (Expense)	-	(324,056)	(324,056)

Net Income (Loss)	$307,521	$(518,609)	$(211,088)

August 31, 2015:

	Trade Leasing	Service Products	Total
Revenues	$2,611,766	$-	$2,611,766

Cost of Sales	2,334,822	-	2,334,822

Gross Margin	276,944	-	276,944

Operating Expenses	280,422	557,896	838,318

Operating Income (Loss)	(3,478)	(557,896)	(561,374)

Other Income (Expense)	(466)	(75,724)	(76,190)

Net Income (Loss)	$(3,944)	$(633,620)	$(637,564)

NOTE 10 – SUBSEQUENT EVENTS

On September 1, 2016, Tangers Investment Group LLC converted $8,257 of its Note in the amount of into 16,851,020 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 14, 2016, Tangers Investment Group LLC converted $5,937 of its Note in the amount of into 12,116,327 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On October 18, 2016, Tangers Investment Group LLC converted $6,869 of its Note in the amount of into 9,862,168 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 8, 2016, Tangers Investment Group LLC converted $6,523 of its Note in the amount of into 10,353,968 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 10, 2016, Tangers Investment Group LLC converted $13,710 of its Note in the amount of into 21,761,905 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 21, 2016, Tangers Investment Group LLC converted $15,000 of its Note in the amount of into 23,809,524 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2016.

Based on this evaluation, these officers concluded that, as of August 31, 2016, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2016 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2016, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

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

ROBERT L. CASHMAN-VICE PRESIDENT, SECRETARY, DIRECTOR, CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER

Mr. Robert L. Cashman has a diverse background and brings a wealth of experience to the Service Team Inc. organization.  A brief outline of his employment background is as follows:

1956-1960	Management Trainee/Field Representative, Aetna Casualty & Surety Company (first job out of college). Worked in various departments in the insurance company.

1960-1972	President/Owner, Security Plus Life Insurance Company. Organized Security Plus Life Insurance Company. The company wrote credit life and disability insurance on various types of loans.

1972-1982	ITT Corporation. Sold Security Plus Life Insurance Company to ITT and worked for ITT in their Acquisition Department involved in numerous acquisitions and public offerings.

1982-1992	President/Owner, Pacific Envelope Company. Manufacturer and printer of envelopes and publisher of weekly newspapers. Sold the company in 1992.

1992-2005	President, Owner, Charleston Group. Business consulting firm. Consulting on all types of business issues.

2005- Present	President, Service Team Inc. Chief Executive Office of the Company..

Mr. Cashman has received some prestigious awards from the business community including membership in the Young Presidents Organization, and the INC Magazine Hall of Fame.

Mr. Cashman has also received numerous awards for his continued involvement in civic activities including a member of the Orange County Airport Commission (24 years), operators of the John Wayne Airport, serving on the Governing Board of the local and national YMCA (12 years), and a long term involvement with the Boy Scouts of America on both the local and national basis.  He has served on the City of Anaheim's Work Force Development Board, the city agency that allocates federal funding for educational programs in the city. Mr. Cashman served as an aviation officer (pilot) in the Korean War, owns and flies his own airplane and serves on the boards of several aviation organizations.  He is a graduate of the University of California, Los Angeles (UCLA).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company by the officers and directors, as a group.

Present Ownership	Common Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	1,000,000	0.006%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	1,000,000	0.006%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

The following table sets forth the beneficial ownership of Preferred stock of the Company by the officers and directors, as a group.

Present Ownership	Preferred Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	100,000	100%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	100,000	100%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.

Robert L. Cashman, President and Chief Executive Officer of Service Team Inc., supplies office space for the executive office of the Company at no charge.

Convertible Notes Payable – Related Party

US Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended August 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the period ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of August 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at August 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the year ended August 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

 On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 30, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the year ended August 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amoritzed during the year ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of August 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the year ended August 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. The note had accrued interest of $137 and $0 as of August 31, 2016 and August 31, 2015, respectively.

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

On October 16, 2015, the Designation of Preferred Stock for the Series A shares was amended to allow Preferred Shareholders to receive dividends in an amount equal to dividends paid per share on Common Stock.  On July 27, 2016, an amendment was filed to increase the voting rights of the Series A preferred stock from 500 votes per share to 10,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $525 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $83,000 which was recorded on the grant date as stock based compensation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $30,500 for the fiscal year ended August 31, 2016, and $18,500 for the fiscal year ended August 31, 2015.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2016, and $0 for the fiscal year ended August 31, 2015.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2016 and 2015.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2016 and $0 for the fiscal year ended August 31, 2015.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2016 and August 31, 2015,  (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2016 and 2015, (iii) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert L. Cashman	President, Chief Executive Officer	December 14, 2016
(principal executive officer)

/s/ Robert L Cashman	Secretary, Chief Financial Officer, Chief Accounting Officer	December 14, 2016