Form 10-K/A
period 2016-08-31
Service Team Inc.
filed 2017-01-04
CIK 1535635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A

(Amendment No. 1)
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

EXPLANATORY NOTE

Service Team, Inc. is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its annual report on Form 10-K for the fiscal year ended August 31, 2016, which was originally filed on December 14, 2016 (the "Original Filing"), to correct one debt balance which was incorrectly omitted in the Original Filing.  This Amendment properly reflects that debt balance with the related effect to net loss from operations.

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing.  The remaining items contained within this Form 10-K/A consist of all other items originally contined in the Original Filing and are included for the convenience of the reader.

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer as of the date of this filing.

Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Amendment has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the filings that we have made with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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

Results of Operations

The Company had sales of $3,030,734 for the fiscal year ended August 31, 2016, compared to $2,611,766 during the fiscal year ended August 31, 2015, an increase of $418,968 or 16%.   All of the sales are generated by Trade Leasing, Inc. The Service Products Division had no sales.   Cost of sales increased $191,043 from $2,334,822 to $2,525,865 from 2015 to 2016 which was due to increase in volume of production in the year 2016.   Gross margin increased by $227,925 from $276,944 to $504,869 from 2015 to 2016 primarily due to the increase in sales during 2016.  Operating and other expenses decreased by $202,667 from $838,318 to $635,651 from 2015 to 2016 primarily due to stock based compensation expense resulting from the issuance of the preferred stock.  The above changes resulted in net loss of $457,475 during the 2016 fiscal year compared to a net loss of $637,564 during the 2015 fiscal year, primarily driven by increased stock based compensation due to the issuance of preferred stock during the 2015 fiscal year.

Liquidity and Capital Resources

As of August 31, 2016, we had total assets of $651,932 including current assets of $584,151.   We also have current and total liabilities of $548,103 which consist of related party convertible notes of $6,768, third party convertible notes of $34,040, third party promissory note of $246,387, accrued interest of $18,261, other accrued expenses of $104,649, and accounts payable of $137,998.  There is no firm date which these are to be paid. It is to be repaid when we have  funds available.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

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

As discussed in Note 10 to the financial statements, the 2016 financial statements have been restated to correct an error in the financial statements.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
January 4, 2017

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2016 (AS RESTATED) AND AUGUST 31, 2015

	2016 (As Restated)	2015
ASSETS
Cash	$321,728	$5,843
Accounts receivable, net of allowances of $0 and $3,626, respectively	222,423	179,292
Other current assets	40,000	11,986
Total current assets	584,151	197,121

Property and equipment, net of depreciation of $258,990	53,781	7,977
Prepaid expenses – non-current	14,000	9,000

TOTAL ASSETS	$651,932	$214,098

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$137,998	$112,596
Convertible notes payable – related party, net	6,768	32,318
Convertible notes payable, net	34,040	30,001
Promissory note payable, net	246,387	-
Contingent liability	-	54,100
Accrued expenses	104,649	77,738
Accrued interest	18,261	6,367
TOTAL LIABILITIES	548,103	313,120

Common stock, $0.001 par value, 500,000,000 authorized, 168,671,089 and 13,430,624 issued and outstanding as of August 31, 2016 and 2015, respectively	168,671	13,431
Preferred stock	100	100
Subscription payable	-	22,000
Additional paid in capital	2,139,874	1,612,788
Accumulated deficit	(2,204,816)	(1,747,341)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	103,829	(99,022)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$651,932	$214,098

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL
YEARS ENDING AUGUST 31, 2016 (AS RESTATED) AND 2015

	2016 (As Restated)	2015

REVENUES	3,030,734	2,611,766

COST OF SALES	2,525,865	2,334,822

GROSS MARGIN	504,869	276,944

OPERATING EXPENSES
General & administrative	586,452	832,703
Depreciation expense	6,699	1,989
Bad debts	42,500	3,626
TOTAL OPERATING EXPENSES	635,651	838,318

OPERATING INCOME (LOSS)	(130,782)	(561,374)

OTHER INCOME (EXPENSE)
Interest expense	(380,793)	(76,190)
Gain on contingent consideration	54,100	-
TOTAL OTHER INCOMEEXPENSE)	(326,693)	(76,190)

NET (LOSS	$(457,475)	$(637,564)

Weighted number of common shares outstanding - basic	60,099,590	12,534,647
Weighted number of common shares outstanding - diluted	60,099,590	12,534,647

Net (loss per share - basic	$(0.01)	$(0.05)
Net (loss per share - diluted	$(0.01)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEARS
ENDED AUGUST 31, 2016 (AS RESTATED) AND 2015

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2014	12,485,647	$12,486	-	$-	$995,650	$-	$(1,109,777)	$(101,641)
Imputed Interest on Related Party Debt	-	-	-	-	683	-	-	683
Beneficial Conversion Feature	-	-	-	-	104,500	-	-	104,500
Shares Issued for Note Conversion	904,977	905	-	-	9,095	-	-	10,000
Preferred Shares Issued for Services	-	-	100,000	100	498,900	-	-	499,000
Shares Issued for Cash	40,000	40	-	-	3,960	-	-	4,000
Subscription Payable for Note Conversion	-	-	-	-	-	22,000	-	22,000
Net Loss	-	-	-	-	-	-	(637,564)	(637,564)
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$-	$(1,747,341)	$(99,022)
Shares Issued for Note Conversion	155,240,465	155,240	-	-	144,423	(22,000)	-	277,663
Stock based compensation	-	-	-	-	83,525	-	-	83,525
Beneficial Conversion Feature	-	-	-	-	299,138	-	-	299,138
Net Loss	-	-	-	-	-	-	(457,475)	(457,475)
Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	-	$(2,204,816)	$103,829

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2016 (AS RESTATED) AND 2015

	2016 (As Restated)	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(457,475)	$(637,564)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Stock based compensation	83,525	499,000
Bad debt expense	42,500	3,626
Gain on contingent consideration	(54,100)	-
Depreciation expense	6,699	1,989
Amortization of deferred financing costs	11,986	5,514
Amortization of debt discount	298,286	63,626
Imputed interest	-	683

Change In Operating Assets and Liabilities
Accounts receivable	(43,131)	3,108
Prepaid expenses	(45,000)	-
Accrued expenses	91,959	23,715
Accounts payable	47,227	(59,846)
Net Cash Provided by (Used in) Operating Activities	(17,524)	(96,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for convertible note receivable	(42,500)	-
Cash paid for the purchase of fixed assets	(52,827)	-
Net Cash Used In Operating Activities	(95,327)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	4,000
Deferred financing costs	-	(17,500)
Proceeds from convertible note – related party	7,500	-
Proceeds from promissory note, net of issuance costs	243,750	-
Proceeds from convertible note, net of issuance costs	177,486	135,193
Repayments of promissory note – related party	-	(27,158)
Net Cash Provided By (Used In) Financing Activities	428,736	94,535

Net Increase (Decrease) In Cash and Cash Equivalents	315,885	(1,614)

Cash at Beginning of Period	5,843	7,457

Cash at End of Period	$321,728	$5,843

Supplemental Disclosures
Interest Paid	$5,472	$-
Taxes Paid	$-	$-

Non-cash transactions:
Discount due to beneficial conversion feature	$299,138	$104,500
Convertible debt and accrued interest converted into common shares	$277,663	$10,000
Convertible debt converted into common shares payable	$-	$22,000
Shares issued for stock payable	$22,000	$-
Conversion of accrued interest into convertible debt	$38,805	$-
Conversion of accounts payable into convertible debt	$21,500	$-

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

Restatements

During the first quarter of fiscal 2017, the Company discovered that it had incorrectly omitted one debt balance from the financial statements.  Our financial statements have thus been restated to recognize the debt balance with the related effect to net loss from operations.  Please see Note 10 for more information.

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

Promissory Notes Payable – Third Party

On Deck Capital

On August 23, 2016, the Company issued a promissory note to On Deck Capital for $243,750 of cash consideration.  The note bears interest at 33%, matures on May 20, 2017. The Company recorded a debt discount equal to $82,500 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note. The Company also recorded a $6,250 debt discount due to origination fees due at the beginning of the note.  During the year ended August 31, 2016, the company amortized $2,637 of the debt discounts into interest expense leaving a remaining total debt discount on the note of $86,363 as of August 31, 2016.

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

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at August 31, 2016 and August 31, 2015:

	2016	2015
Net tax loss carry-forwards	$734,607	$617,079
Statutory rate	34%	34%
Expected tax recovery	249,766	209,807
Change in valuation allowance	(249,766)	(209,807)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$249,766	$209,807
Less: valuation allowance	(249,766)	(209,807)
Net deferred tax asset	$-	$-

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

NOTE 9 – SEGMENT REPORTING

Our operations are managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments is available. Our Chief Executive Officer uses the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specializes in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the fiscal years ended:

August 31, 2016:

	Trade Leasing	Service Products	Total
Revenues	$3,030,734	$-	$3,030,734

Cost of Sales	2,525,865	-	2,525,865

Gross Margin	504,869	-	504,869

Operating Expenses	441,098	194,553	635,651

Operating Income (Loss)	63,771	(194,553)	(130,782)

Other Income (Expense)	(2,637)	(324,056)	(326,693)

Net Income (Loss)	$61,134	$(518,609)	$(457,475)

August 31, 2015:

	Trade Leasing	Service Products	Total
Revenues	$2,611,766	$-	$2,611,766

Cost of Sales	2,334,822	-	2,334,822

Gross Margin	276,944	-	276,944

Operating Expenses	280,422	557,896	838,318

Operating Income (Loss)	(3,478)	(557,896)	(561,374)

Other Income (Expense)	(466)	(75,724)	(76,190)

Net Income (Loss)	$(3,944)	$(633,620)	$(637,564)

NOTE 10 – RESTATEMENT

During the first quarter of fiscal 2017, the Company discovered that it had incorrectly omitted one debt balance from the financial statements.  Our financial statements have thus been restated to recognize the debt balance with the related effect to net loss from operations.  The cumulative effect of this change is a $246,387 increase to total liabilities, and a $246,387 increase in the Company's net loss.  See below for the effect of the error on the Company's previously filed financial statements as of and for the year ended August 31, 2016.

CONSOLIDATED BALANCE SHEET

	As Filed	Adjustments	Restated
ASSETS
Cash	$321,728	$-	$321,728
Accounts receivable, net	222,423	-	222,423
Other current assets	40,000	-	40,000
Total current assets	584,151	-	584,151

Property and equipment, net	53,781	-	53,781
Prepaid expenses – non-current	14,000	-	14,000

TOTAL ASSETS	$651,932	$-	$651,932

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$137,998	$-	$137,998
Convertible notes payable – related party, net	6,768	-	6,768
Convertible notes payable, net	34,040	-	34,040
Promissory note payable, net	-	246,387	246,387
Accrued expenses	104,649	-	104,649
Accrued interest	18,261	-	18,261
TOTAL LIABILITIES	301,716	$246,387	548,103

Common stock, $0.001 par value, 500,000,000 authorized, 168,671,089 issued and outstanding	168,671	-	168,671
Preferred stock	100	-	100
Subscription payable	-	-	-
Additional paid in capital	2,139,874	-	2,139,874
Accumulated deficit	(1,958,429)	(246,387)	(2,204,816)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	350,216	(246,387)	103,829

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$651,932	-	$651,932

CONSOLIDATED STATEMENT OF OPERATIONS

	As Filed	Adjustments	Restated

REVENUES	$3,030,734	$-	$3,030,734

COST OF SALES	2,525,865	-	2,525,865

GROSS MARGIN	504,869	-	504,869

OPERATING EXPENSES
General & administrative	342,702	243,750	586,452
Depreciation expense	6,699	-	6,699
Bad debts	42,500	-	42,500
TOTAL OPERATING EXPENSES	391,901	243,750	635,651

OPERATING INCOME (LOSS)	112,968	(243,750)	(130,782)

OTHER INCOME (EXPENSE)
Interest expense	(378,156)	(2,637)	(380,793)
Gain on contingent consideration	54,100	-	54,100
TOTAL OTHER INCOME (EXPENSE)	(324,056)	(2,637)	(326,693)

NET (LOSS)	$(211,088)	$(246,387)	$(457,475)

Weighted number of common shares outstanding - basic	60,099,590	-	60,099,590
Weighted number of common shares outstanding - diluted	60,099,590	-	60,099,590

Net (loss) per share - basic	$(0.00)	$(0.01)	$(0.01)
Net (loss) per share - diluted	$(0.00)	$(0.01)	$(0.01)

NOTE 11 – SUBSEQUENT EVENTS

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

SIGNATURE	TITLE	DATE

/s/ Robert L. Cashman	President, Chief Executive Officer	January 4, 2017
(principal executive officer)

/s/ Robert L Cashman	Secretary, Chief Financial Officer, Chief Accounting Officer	January 4, 2017