Form 10-Q
period 2016-11-30
Service Team Inc.
filed 2017-01-12
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 10, 2017:  271,505,515 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Consolidated Balance Sheets as of November 30, 2016 (Unaudited) and August 31, 2016 (Restated)	3
Consolidated Statements of Operations for the three months periods ended November 30, 2016 and November 30, 2015 (Unaudited)	4
Consolidated Statement of Shareholders' (Deficit) for the year ended August 31, 2016 (Restated) and the three months ended November 30, 2016 (Unaudited)	5
Consolidated Statement of Cash Flows for the three months ended November 30, 2016 and November 30, 2015 (Unaudited)	6
Notes to the Consolidated Financial Statements (Unaudited)	7

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2016 (UNAUDITED) AND AUGUST 31, 2016 (RESTATED)

	11/30/16	8/31/16 (Restated)
ASSETS
Cash	$82,340	$321,728
Accounts receivable	272,776	222,423
Other Current Assets	60,000	40,000
Total Current Assets	415,116	584,151

Property and equipment, net	51,962	53,781
Prepaid Expenses – non-current	14,000	14,000
TOTAL ASSETS	$481,078	$651,932

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$165,034	$137,998
Convertible notes payable – related party, net, currently in default	7,500	6,768
Convertible notes payable – third party, net	48,573	34,040
Promissory note payable, net	165,458	246,387
Accrued expense	87,829	104,649
Accrued interest	12,968	18,261
TOTAL LIABILITIES	487,362	548,103

Common stock, $0.001 par value, 500,000,000 authorized, and 263,426,001 issued and outstanding as of November 30, 2016 and 168,671,089 issued and outstanding as of August 31, 2016 respectively.	263,426	168,671
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 100,000 issued and outstanding as of November 30, 2016 and August 31, 2016, respectively.	100	100
Additional paid in capital	2,101,415	2,139,874
Accumulated deficit	(2,371,225)	(2,204,816)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(6,284)	103,829
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$481,078	$651,932

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING NOVEMBER 30, 2016 AND NOVEMBER 30, 2015 (UNAUDITED)

	3 Months Ended 11/30/16	3 Months Ended 11/30//15
REVENUES
Sales	$867,294	$925,103

COST OF SALES
Cost of sales	767,776	639,641
Gross Margin	99,518	258,462

OPERATING EXPENSES
General & administrative expenses	167,349	182,218
Depreciation Expense	1,818	1,228
Total Operating Expenses	169,167	183,446
INCOME (LOSS) FROM OPERATIONS	(69,649)	102,016

OTHER EXPENSE (INCOME)
Interest Expense	(96,760)	(40,950)
Gain on Contingent Consideration	-	54,100
Total Other (Expense) Income	(96,760)	13,150

NET INCOME (LOSS)	$(166,409)	$115,166

Weighted average number of common shares outstanding – basic	209,890,136	13,430,624
Weighted average number of common shares outstanding – Fully diluted	209,890,136	31,753,048

Net income (loss) per share - basic	$(0.00)	$0.01
Net income (loss) per share - fully diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) FOR THE YEAR ENDED AUGUST 31, 2016 (RESTATED) AND THE THREE MONTHS ENDED NOVEMBER 30, 2016 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,747,341)	$(99,022)

Shares Issued for Note Conversion	155,240,465	155,240	-	-	144,423	(22,000)	-	277,663
Stock based compensation	-	-	-	-	83,525	-	-	83,525
Beneficial Conversion Feature	-	-	-	-	299,138	-	-	299,138
Net Loss	-	-	-	-		-	(457,475)	(457,475)
Balance, August 31, 2016	168,671,089	168,671	100,000	100	2,139,874	-	(2,204,816)	103,829

Shares Issued for Note Conversions	94,754,912	94,755	-	-	(38,459)	-	-	56,296
Net Loss	-	-	-	-	-	-	(166,409)	(166,409)
Balance, November 30, 2016	263,426,001	$263,426	100,000	$100	$2,101,415	$-	$(2,371,225)	$(6,284)

The accompanying notes are an integral part of these consolidated financial statements

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2016
AND NOVEMBER 30, 2015 (UNAUDITED)

	11/30/16	11/30/15
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(166,409)	115,166

Adjustments to reconcile net loss with cash provided by (used in) operations:
Debt discount amortization	82,154	23,488
Deferred financing cost amortization	-	8,774
Depreciation	1,818	1,228
Gain on contingent consideration	-	(54,100)

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(50,353)	(22,742)
Accrued expenses	(2,793)	(6,017)
Prepaid expenses	(20,000)	(5,000)
Accounts payable	27,037	8,388
Net Cash Provided by (Used in) Operating Activities	(128,546)	69,185

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(52,827)
Net Cash Used in Investing Activities	-	(52,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on promissory notes – third party	(110,842)	-
Net Cash Used in Financing Activities	(110,842)	-

Net Increase (Decrease) In Cash and Cash Equivalents	(239,388)	16,358
Cash at Beginning of Period	321,728	5,843
Cash at End of period	$82,340	$22,201

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:		-
Conversions of debt to common stock	$56,296	$-
* Related Party

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT NOVEMBER 30, 2016 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of  November 30, 2016 of  $2,371,225 and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2016, or August 31, 2016.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of November 30, 2016.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2016. During the three month period ended November 30, 2016, the Company had two customers that represented 13% and 23% of total sales. During the three month period ended November 30, 2015, the Company had one customer that represented 19% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2016 or August 31, 2016.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $1,818 and $1,228 of depreciation expense during the three months ended November 30, 2016 and 2015, respectively.

Net property and equipment were as follows at November 30, 2016 and August 31, 2016:

	11/30/16	8/31/16
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Leasehold improvements	52,827	52,827
Subtotal	312,771	312,771
Less: accumulated depreciation	(260,809)	(258,990)
Total Fixed Assets, Net	$51,962	$53,781

Lease Commitments

Service Team Inc., effective September 1, 2015, leased new facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The Company has moved from 10633 Ruchti Road, South Gate, California, effective October 1, 2015.  The new facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of  three acres of land and one building of approximately 30,000 square feet.   The facility is approximately one-third larger than the prior facility in South Gate.  As of November 30, 2016, the deferred rent related to this lease was $19,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2016 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2016 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2016 and August 31, 2016 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three month period ended November 30, 2016, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 regarding Subtopic 350-40, "Intangibles - Goodwill and Other - Internal-Use Software." The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

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

2017

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

On Novmeber 8, 2016, Tangers Investment Group LLC converted $6,523 of its Note in the amount of into 10,353,968 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

As of November 30, 2016 the Company has not granted any stock options.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. During the three months ended November 30, 2016, $732 of the debt discount was amortized leaving a remaining debt discount of $0 as of November 30, 2016. The note had accrued interest of $250 and $137 as of November 30, 2016 and August 31, 2016, respectively.   This note is currently in default.

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

On November 25, 2015, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 12%, matures on November 25, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $4,620 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $9,039 and $0, respectively. The Company recorded debt discount amortization expense of $29,461 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $9,039 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $0.  During the year ended August 31, 2016, $28,926 of principal was converted into common shares.  During the three months ended November 30, 2016, the remaining balance of the note of $9,574 plus $4,620 of accrued interest on the note was fully converted into 28,967,347 common shares; thus, it is considered paid in full as of November 30, 2016.

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

On April 15, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on April 15, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $2,750 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $17,103 and $0, respectively. The Company recorded debt discount amortization expense of $10,397 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $17,103 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $0. During the three months ended November 30, 2016, principal of $27,402 plus $14,700 of accrued interest on the note was converted into 65,787,565 common shares; thus, the remaining balance of $98 remains as of November 30, 2016.

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

On May 6, 2016, the Company issued a convertible note to Tangiers Capital Group for $35,750 of cash consideration.  The note bears interest at 10%, matures on May 6, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $32,500 due to this conversion feature. The Company also recorded a $3,250 debt discount due to issuance fees. The note had accrued interest of $4,469 and $3,575 as of November 30, 2016 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,290 and $0, respectively. The Company recorded debt discount amortization expense of $11,460 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $8,913 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $15,377.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $4,813 and $3,850 as of November 30, 2016 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $30,167 and $0, respectively. The Company recorded debt discount amortization expense of $8,333 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively. The Company recorded debt discount amortization of $9,599 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $20,569.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $3,438 and $2,750 as of November 30, 2016 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,185 and $0, respectively. The Company recorded debt discount amortization expense of $3,315 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively. The Company recorded debt discount amortization of $6,856 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $17,329.

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

Promissory Notes Payable – Third Party

On Deck Capital

On August 23, 2016, the Company issued a promissory note to On Deck Capital for $243,750 of cash consideration.  The note bears interest at 33%, matures on May 20, 2017. The Company recorded a debt discount equal to $82,500 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note. The Company also recorded a $6,250 debt discount due to origination fees due at the beginning of the note.  During the year ended August 31, 2016, the company amortized $2,637 of the debt discounts into interest expense leaving a remaining total debt discount on the note of $86,363 as of August 31, 2016.  During the three months ended November 30, 2016, the Company amortized $29,912 of the debt discounts into interest expense, leaving a remaining total debt discount on the note of $56,209 as of November 30, 2016.  During the three months ended November 30, 2016, the Company repaid $110,842 of the note with cash on hand, leaving a remaining principal balance of $221,667 on the note as of November 30, 2016.

NOTE 5- RELATED PARTY TRANSACTIONS

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. During the three months ended November 30, 2016, $732 of the debt discount was amortized leaving a remaining debt discount of $0 as of November 30, 2016. The note had accrued interest of $250 and $137 as of November 30, 2016 and August 31, 2016, respectively.   This note is currently in default.

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

Lease Commitments

Service Team Inc., effective September 1, 2015, leased new facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The Company has moved from 10633 Ruchti Road, South Gate, California, effective October 1, 2015.  The new facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of  three acres of land and one building of approximately 30,000 square feet.   The facility is approximately one-third larger than the prior facility in South Gate.  As of November 30, 2016, the deferred rent related to this lease was $19,333.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $863,541 as of November 30, 2016, that will be offset against future taxable income.  The available net operating loss carry forwards  will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at November 30, 2016 and August 31, 2016:

	11/30/16	8/31/16
Net tax loss carry-forwards	$863,541	$734,607
Statutory rate	34%	34%
Expected tax recovery	293,604	249,766
Change in valuation allowance	(293,604)	(249,766)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$293,604	$249,766
Less: valuation allowance	(293,604)	(249,766)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc., effective September 1, 2015, leased new facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The Company has moved from 10633 Ruchti Road, South Gate, California, effective October 1, 2015.  The new facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of  three acres of land and one building of approximately 30,000 square feet.   The facility is approximately one-third larger than the prior facility in South Gate.  As of November 30, 2016, the deferred rent related to this lease was $19,333.

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

NOTE 8 – SEGMENT REPORTING

Our operations during the three  month  periods ending November 30, 2016  and  November 30, 2015, were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred  expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

November 30, 2016:

	Trade Leasing	Service Products	Total
Revenues	$867,294	$-	$867,294

Cost of sales	767,776	-	767,776

Gross margin	99,518	-	99,518

Operating expenses	159,700	9,467	169,167

Operating loss	(60,182)	(9,467)	(69,649)

Other expense	(82,154)	(14,606)	(96,760)

Net income (loss)	$(142,336)	$(24,073)	$(166,409)

November 30, 2015:

	Trade Leasing	Service Products	Total
Revenues	$925,103	$-	$925,103

Cost of sales	639,641	-	639,641

Gross margin	285,462	-	285,462

Operating expenses	179,392	4,054	183,446

Operating profit (loss)	106,070	(4,054)	102,016

Other income	-	13,150	13,150

Net income (loss)	$106,070	$9,096	$115,166

NOTE 9 – SUBSEQUENT EVENTS

On December 29, 2016, Tangers Investment Group LLC converted $4,327 of its Note in the amount of into 8,079,514 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

Liquidity and Capital Resources

As of November 30, 2016, we had assets of $481,078 including current assets of $415,116.   We have accounts payable of $165,034, convertible notes payable – third party of $48,573, convertible notes payable – related party of $7,500, promissory notes payable of $165,458, accrued interest of $12,968, and accrued expenses of $87,829.  Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended November 30, 2016 compared to the Three Months Ended November 30, 2015

Sales during the three month period ended November 30, 2016, were $867,294 compared to $925,103 for the three month period ending November 30, 2015.   Our cost of sales for the three month period ending November 30, 2016 was $767,776, compared to $639,641 for the three month period ending November 30, 2015. Our operating expenses for the three month period ending November 30, 2016, were $169,167 compared to $183,446 for the three month period ending November 30, 2015.  We had a net loss during the three month period ending November 30, 2016, of $(166,409); and a net income of $115,166 during the three month period ending November 30, 2015.

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

Service Team Inc.

Date January 12, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date January 12, 2016	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer