Form 10-Q
period 2017-02-28
Service Team Inc.
filed 2017-04-03
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 2017:  348,058,493 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2017 (UNAUDITED) AND AUGUST 31, 2016

	2/28/17	8/31/16
ASSETS
Cash	$109,838	$321,728
Accounts receivable	256,757	222,423
Other current assets	-	40,000
Total current assets	366,595	584,151

Property and equipment, net of depreciation of $262,626	50,144	53,781
Prepaid expenses	14,000	14,000
TOTAL ASSETS	$430,739	$651,932

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$169,359	$137,998
Promissory note – related party	4,000	6,768
Convertible notes payable, net	73,000	34,040
Promissory note, net	82,734	246,387
Accrued expense	134,636	104,649
Accrued interest	16,362	18,261
TOTAL LIABILITIES	480,091	548,103

Common stock, $0.001 par value, 500,000,000 authorized, 348,058,493 and 168,671,089 issued and outstanding as of February 28, 2017 and August 31, 2016, respectively.	348,059	168,671
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 100,000 issued and outstanding as of February 28, 2017 and August 31, 2016, respectively.	100	100
Additional paid in capital	2,170,646	2,139,874
Accumulated deficit	(2,568,157)	(2,204,816)
TOTAL SHAREHOLDERS' (DEFICIT)	49,352	(103,829)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$430,739	$651,932

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING
FEBRUARY 28, 2017 AND FEBRUARY 29, 2016 (UNAUDITED)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	2/28/17	2/29/16	2/28/17	2/29/16
REVENUES
Sales	$897,084	$781,390	$1,764,378	$1,706,493

COST OF SALES
Cost of sales	740,823	777,428	1,508,599	1,417,069

Gross Margin	156,261	3,962	255,779	289,424

OPERATING EXPENSES
General & Administrative Expenses	266,009	150,263	433,358	332,481
Depreciation Expense	1,818	1,814	3,636	3,042
Total Operating Expenses	267,827	152,077	436,994	335,523

LOSS FROM OPERATIONS	(111,566)	(148,115)	(181,215)	(46,099)

OTHER INCOME (EXPENSE)
Interest Expense	(85,366)	(36,342)	(182,126)	(77,292)
Gain on Contingent Consideration		-	-	54,100
Total Other Income (Expense)	(85,366)	(36,342)	(182,126)	(23,192)

NET LOSS	$(196,932)	$(184,457)	$(363,341)	$(69,291)

Weighted Average number of common shares outstanding - basic and fully diluted	303,445,296	22,074,807	256,409,277	18,610,287

Net loss per share – basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEAR ENDED AUGUST 31, 2016 AND THE SIX MONTHS
ENDED FEBRUARY 28, 2017
(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,747,341)	$(99,022)

Shares Issued for Note Conversion	155,240,465	155,240	-	-	144,423	(22,000)	-	277,663
Stock based compensation	-	-	-	-	83,525	-	-	83,525
Beneficial Conversion Feature	-	-	-	-	299,138	-	-	299,138
Net Loss	-	-	-	-		-	(457,475)	(457,475)
Balance, August 31, 2016	168,671,089	168,671	100,000	100	2,139,874	-	(2,204,816)	103,829

Shares Issued for Note Conversions	179,387,404	179,387	-	-	(95,227)	-	-	84,160
Beneficial Conversion Feature	-	-	-	-	126,000	-	-	126,000
Net Loss	-	-	-	-	-	-	(363,341)	(363,341)
Balance, February 28, 2017	348,058,493	$348,059	100,000	$100	$2,170,646	$-	$(2,568,157)	$(49,352)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29. 2016 (UNAUDITED)

	2/28/17	2/29/16
Cash flows from operating activities
Net loss	$(363,341)	$(69,291)

Adjustments to reconcile net (loss) with cash provided by operations:
Debt discount amortization	159,148	62,567
Gain on contingent consideration	-	54,100
Deferred financing cost amortization	-	11,986
Depreciation	3,636	3,042

Change in operating assets and liabilities:
Accounts receivable	(34,334)	28,127
Accrued expenses	52,279	17,652
Prepaid expenses	40,000	(5,000)
Accounts Payable	31,362	85,701
Net cash provided by operating activities	(111,250)	80,684

Cash flows from investing activities
Cash paid for purchase of fixed assets	-	(52,827)
Net cash used in investing activities	-	(52,827)

Cash flows from financing activities
Proceeds from promissory notes – related party	4,000	-
Proceeds from convertible notes payable	126,000	-
Payments on promissory notes	(230,640)	-
Net cash provided by (used in) financing activities	(100,640)	-

Net increase in cash and cash equivalents	(211,890)	27,857
Cash at beginning of period	321,728	5,843
Cash at end of period	$109,838	$33,700

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Beneficial conversion features	$126,000	$-
Common shares issued for subscription payable	$-	$22,000
Common shares issued for debt conversions	$84,160	$55,424

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT February 28, 2017 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of February 28, 2017 of $2,568,157. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at February 28, 2017, or August 31, 2016.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of February 28, 2017.  One customer represented about 20% of total receivables as of August 31, 2016. During the six month period ended February 28, 2017, the Company had one customer that represented 14% of total sales.  During the six month period ended February 29, 2016, the Company had one customer that represented about 22% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at February 28, 2017 or August 31, 2016.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $3,636 and $3,042 of depreciation expense during the six months ended February 28, 2017 and February 29, 2016, respectively.

Net property and equipment were as follows at February 28. 2017 and August 31, 2016:

	2/28/17	8/31/16
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Leasehold improvements	52,827	52,827
Subtotal	312,771	312,771
Less: accumulated depreciation	(262,627)	(258,990)
Total Fixed Assets, Net	$50,144	$53,781

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

The following table presents assets and liabilities that were measured and recognized at fair value as of February 28, 2017 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2016 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at February 28, 2017 and August 31, 2016 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three and six month periods ended February 28, 2017 and February 29, 2016, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

NOTE 3 – CAPITAL STOCK

The Company's authorized capital is 3,000,000,000 common shares with a par value of $0.001 per share and 150,000 preferred shares with a par value of $0.001 per share.    On February 12, 2016, the Articles of Incorporation were amended to increase the authorized shares of capital stock to 500,000,000.

On December 20, 2016 the Company increased its authorized capital stock to 1,000,000,000 common shares.  On January 19, 2017, the Company increased its authorized capital stock to 2,000,000,000 common shares and on February 16, 2017 the Company increased its authorized capital stock to 3,000,000,000 common shares.

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

2017

On September 1, 2016, Tangiers Investment Group LLC converted $8,257 of its Note in the amount of into 16,851,020 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 14, 2016, Tangiers Investment Group LLC converted $5,937 of its Note in the amount of into 12,116,327 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On October 18, 2016, Tangiers Investment Group LLC converted $6,869 of its Note in the amount of into 9,862,168 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 8, 2016, Tangiers Investment Group LLC converted $6,523 of its Note in the amount of into 10,353,968 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 10, 2016, Tangiers Investment Group LLC converted $13,710 of its Note in the amount of into 21,761,905 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 21, 2016, Tangiers Investment Group LLC converted $15,000 of its Note in the amount of into 23,809,524 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On December 21, 2016, Tangiers Investment Group LLC converted $4,871 of its Note in the amount of $27,500 into 10,141,347 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this  conversion.

On December 29, 2016, Tangiers Global, LLC converted $4,327 of its Note in the amount of $35,934 into 8,079,514 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 11, 2017, Tangiers Investment Group LLC converted $5,854 of its Note in the amount of  $35,750 into 14,055,222 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 25, 2017, Tangiers Investment Group LLC converted $7,237 of its Note in the amount of $35,750 into 29,538,776 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 27, 2017, Tangiers Investment Group LLC converted $5,590 of its Note in the amount of $35,750 into 22,817,633 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the six month period ended February 28, 2017, $126,000 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

2016

During September 2015, Tangiers Investment Group LLC was issued 1,990,950 shares as payment for the $22,000 of subscriptions payable accrued at August 31, 2015.

On November 25, 2015, Tangiers Investment Group LLC converted $8,095 of its Note in the amount of into 1,541,401 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 11, 2016, Tangiers Investment Group LLC converted $6,190 of its Note in the amount of into 1,695,890 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 3, 2016, Tangiers Investment Group LLC converted $2,876 of its Note in the amount of into 2,054,286 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On February 10, 2016, Tangiers Investment Group LLC converted $3,450 of its Note in the amount of into 2,464,286 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 1, 2016, Tangiers Investment Group LLC converted $3,327 of its Note in the amount of into 2,376,464 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 4, 2016, Tangiers Investment Group LLC converted $3,328 of its Note in the amount of into 2,016,964 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 4, 2016, Tangiers Investment Group LLC converted $13,000 of its Note in the amount of into 5,895,692 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 5, 2016, Tangiers Investment Group LLC converted $5,000 of its Note in the amount of into 1,883,239 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 18, 2016, Tangiers Investment Group LLC converted $13,621 of its Note in the amount of into 4,656,726 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 28, 2016, Tangiers Investment Group LLC converted $12,705 of its Note in the amount of into 4,411,458 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 18, 2016, Tangiers Investment Group LLC converted $13,870 of its Note in the amount of into 5,137,037 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 9, 2016, Tangiers Investment Group LLC converted $10,250 of its Note in the amount of into 5,061,728 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 6, 2016, Tangiers Investment Group LLC converted $7,455 of its Note in the amount of into 5,344,086 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 21, 2016, Tangiers Investment Group LLC converted $9,115 of its Note in the amount of into 6,534,050 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 29, 2016, Tangiers Investment Group LLC converted $9,100 of its Note in the amount of into 7,777,778 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 4, 2016, Tangiers Investment Group LLC converted $11,524 of its Note in the amount of into 12,663,736 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 12, 2016, Tangiers Investment Group LLC converted $8,287 of its Note in the amount of into 13,927,731 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 23, 2016, Tangiers Investment Group LLC converted $9,115 of its Note in the amount of into 15,319,328 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

As of February 28, 2017, the Company has not granted any stock options.

During 2016 and 2017 the Company did not sell any Common Shares.  The only shares issued were for Conversion of Notes.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

U.S. Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended August 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amortized during the period ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of August 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at August 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the year ended August 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 30, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the year ended August 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amortized during the year ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of August 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the year ended August 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. During the three months ended November 30, 2016, $732 of the debt discount was amortized leaving a remaining debt discount of $0 as of November 30, 2016. The note was repaid in full during the six months ended February 28, 2017.

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

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $344  as of February 28, 2017.  The debt discounts had a balance at February 28, 2017 of $23,704. The Company recorded debt discount amortization expense of $4,296 during the six month period ended February 28, 2017.

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

On April 15, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on April 15, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $2,750 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $17,103 and $0, respectively. The Company recorded debt discount amortization expense of $10,397 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $17,103 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $0. During the six months ended February 28, 2017, principal of $27,500 plus $19,571 of accrued interest on the note was converted into 75,928,912 common shares; thus, the note was repaid in full as of February 28, 2017.

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

On May 6, 2016, the Company issued a convertible note to Tangiers Capital Group for $35,750 of cash consideration.  The note bears interest at 10%, matures on May 6, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $32,500 due to this conversion feature. The Company also recorded a $3,250 debt discount due to issuance fees. The note had accrued interest of $4,213 and $3,575 as of February 28, 2017 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,290 and $0, respectively. The Company recorded debt discount amortization expense of $11,460 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $17,728 during the six months ended February 28, 2017 leaving a remaining debt discount balance of $6,562. During the six months ended February 28, 2017, principal of $22,993 on the note was converted into 74,491,145 common shares; thus, the note had a remaining balance of $12,757 as of February 28, 2017.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $5,775 and $3,850 as of February 28, 2017 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $30,167 and $0, respectively. The Company recorded debt discount amortization expense of $8,333 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively. The Company recorded debt discount amortization of $19,092 during the six months ended February 28, 2017 leaving a remaining debt discount balance of $11,075.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $4,125 and $2,750 as of February 28, 2017 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,185 and $0, respectively. The Company recorded debt discount amortization expense of $3,315 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively. The Company recorded debt discount amortization of $13,637 during the six months ended February 28, 2017 leaving a remaining debt discount balance of $10,548.

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

Power Up Lending Group, LTD.

On December 15, 2016, the Company issued a convertible note to Power Up Lending Group, LTD.  for $33,000 of cash consideration.  The note bears interest at 8%, matures on September 30, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion. The Company recorded a debt discount equal to $30,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $542 as of February 28, 2017.   The debt discounts had a balance at February 28, 2017 of $24,436.    The Company recorded debt discount amortization expense of $8,564 during the six months ended February 28, 2017.

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

Crown Bridge Partners, LLC.

On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $803 as of February 28, 2017.   The debt discounts had a balance at February 28, 2017 of $34,466.    The Company recorded debt discount amortization expense of $8,034 during the six months ended February 28, 2017.

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

Crossover Capital Fund, LLC

On February 14, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on February 14, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $34,000 due to this conversion feature. The Company also recorded a $6,000 debt discount due to issuance fees. The note had accrued interest of $153 as of February 28, 2017.   The debt discounts had a balance at February 28, 2017 of $38,466.    The Company recorded debt discount amortization expense of $1,534 during the six months ended February 28, 2017.

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

Robert Knudsen

On December 2, 2015, the Company issued a convertible note to Robert Knudsen for $21,500 of accounts payable that was converted into this convertible note.  The note bears interest at 12% and is due on demand, and is convertible into common stock at 45% of the lowest trading bid price during the 30 days prior to conversion. The Company recorded a debt discount equal to $21,500 due to this conversion feature. The note had accrued interest of $0 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $21,500 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  This note was sold to Tangiers; please see above for further details.

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

Promissory Notes Payable – Third Party

On Deck Capital

 On August 23, 2016, the Company issued a promissory note to On Deck Capital for $243,750 of cash consideration.  The note bears interest at 33%, matures on May 20, 2017. The Company recorded a debt discount equal to $82,500 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note. The Company also recorded a $6,250 debt discount due to origination fees due at the beginning of the note.  During the six months ended February 28, 2017, the company amortized $59,496 of the debt discounts into interest expense leaving a remaining total debt discount on the note of $26,625 as of February 28, 2017.  During the six months ended February 28, 2017, the Company repaid $223,141 of the note with cash on hand, leaving a remaining principal balance of $109,359 on the note as of February 28, 2017.

Promissory Notes Payable – Related Party

U.S. Affiliated

On December 16, 2016, the Company issued a promissory note to U.S. Affiliated Inc. (a related party). The note bears interest at 10%, matures on December 16, 2017.  Accrued interest was $81 as of February 28, 2017.

NOTE 5- RELATED PARTY TRANSACTIONS

Convertible Notes Payable – Related Party

U.S. Affiliated

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group  inc. (a related party) for $18,003 of cash consideration. On September 31, 2014, Hallmark Venture Group Inc. sold the note to   U S Affiliated Inc. (a related party). The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $18,003 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the period ended August 31, 2016, the note was sold to Tangiers and $13,572 of accrued interest was added to the note principal balance bringing the new principal balance up to $31,575.  As there was an updated conversion feature on the new note, the discount of $31,575 was recorded with the offset to additional paid in capital.  The debt discount was fully amortized during the period ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $1,170 as of August 31, 2016 and August 31, 2015, respectively.   The debt discount had a balance at August 31, 2016 and August 31, 2015 was $0 and $0, respectively. During the year ended August 31, 2016 the holder of the note converted $31,575 of the note and interest to common stock with a remaining balance of $1,904 which the Company repaid in cash during the same period thus repaying the note in full.

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

On July 31, 2014, the Company issued a convertible note to Hallmark Venture Group Inc. (a related party) for $14,315 of cash consideration. . On September 30, 2014, Hallmark Venture Group Inc. sold the note to U S Affiliated Inc. (a related party).  The note bears interest at 6%, matures on July 31, 2015, and is convertible into common stock at 50% of the closing market price of the lowest 3 trading days during the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $14,315 due to this conversion feature. The note was amended during July 2015 to mature on February 29, 2016.  During the year ended August 31, 2016, the note was sold to Tangiers and $10,799 of accrued interest was added to the note principal balance bringing the new principal balance up to $25,114.  As there was an updated conversion feature on the new note, the discount of $25,114 was recorded with the offset to additional paid in capital.  The debt discount was fully amortized during the year ended August 31, 2016 as a result of the conversions of the note by Tangiers. The note had accrued interest of $0 and $930 as of August 31, 2016 and August 31, 2015, respectively.  The debt discount had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively.  During the year ended August 31, 2016 the holder of the note converted $25,114 of the note and interest to common stock thus repaying the note in full.

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

On May 12, 2016, the Company issued a convertible note to U.S. Affiliated, Inc.  (a related party) for $7,500 of cash consideration.  The note bears interest at 6%, matures on September 12, 2016, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $7,500 due to this conversion feature and amortized $6,768 during the year ended August 31, 2016, with a remaining debt discount balance of $732 as of August 31, 2016. During the three months ended November 30, 2016, $732 of the debt discount was amortized leaving a remaining debt discount of $0 as of November 30, 2016. The note was repaid in full during the six months ended February 28, 2017.

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
Promissory Notes Payable – Related Party

U.S. Affiliated

On December 16, 2016, the Company issued a promissory note to U.S. Affiliated Inc. (a related party). The note bears interest at 10%, matures on December 16, 2017.  Accrued interest was $81 as of February 28, 2017.

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

NOTE 6 – INCOME TAXES

deferred tax assets The Company accounts for income taxes under standards issued by the FASB. Under those standards, and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $938,800 as of February 28, 2017, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $938,800 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at February 28, 2017 and August 31, 2016:

	2/28/17	8/31/16
Net tax loss carry-forwards	$938,800	$734,607
Statutory rate	34%	34%
Expected tax recovery	319,192	249,766
Change in valuation allowance	(319,192)	(249,766)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$319,192	$249,766
Less: valuation allowance	(319,192)	(249,766)
Net deferred tax asset	$-	$-

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

Contingent Consideration

During the period from November 29, 2011 until June 1, 2012, the Company sold 541,000 shares to various individuals for a total cash consideration of $54,100. The funds were used for operating capital of the Company including rent and payroll. Our rescission offer covers twenty-five shareholders (25) for a total of 541,000 shares originally sold for $54,100. During the three-month period ended November 30, 2015, as the rescission offer expired, the $54,100 was reversed from the liability resulting in a gain in other income and expense of $54,100 as the Company is no longer required to return funds to investors. In addition, the Company has not been requested by any investor to repay funds from these stock sales during the period from November 29, 2011 through June 1, 2012.

NOTE 8 – SEGMENT REPORTING

Our operations during the six-month periods ending February 28, 2017 and February 29, 2016, were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the six months ended:

February 28, 2017:

	Trade Leasing	Service Products	Total
Revenues	$1,764,378	$-	$1,764,378

Cost of sales	1,508,599	-	1,508,599

Gross margin	255,779	-	255,779

Operating expenses	332,188	104,806	436,994

Loss from operations	(76,409)	(104,806)	(181,215)

Other expense	(60,497)	(121,629)	(182,126)

Net loss	$(136,906)	$(226,435)	$(363,341)

February 29, 2016:

	Trade Leasing	Service Products	Total
Revenues	$1,706,493	$-	$1,706,493

Cost of sales	1,417,069	-	1,417,069

Gross margin	289,424	-	289,424

Operating expenses	287,222	48,301	335,523

Operating income (loss)	2,202	(48,301)	(46,099)

Other expenses	-	(23,192)	(23,192)

Net income (loss)	$2,202	$(71,493)	$(69,291)

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

Liquidity and Capital Resources

As of February 28, 2017, we had assets of $430,739 including current assets of $366,595.   We have accounts payable of $169,359, convertible notes payable of $73,000, promissory notes payable of $86,734 accrued expenses of $150,998.  Hallmark Ventures Group, Inc. is prepared to advance us additional funds as needed. Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended February 28, 2017 compared to the Three Months Ended February 29, 2016

Sales during the three-month period ended February 28, 2017, were $897,084 compared to $781,390 for the three-month period ending February 29, 2016.   Our cost of sales for the three-month period ending February 29, 2017 was $740,823, compared to $777,428 for the three-month period ending February 29, 2016. Our operating expenses for the three-month period ending February 28, 2017, were $267,827 compared to $152,077 for the three-month period ending February 29, 2016.  We had a net loss during the three-month period ending February 28, 2017, of $196,932; compared to a net loss of $184,457 during the three-month period ending February 29, 2016.

Six Months Ended February 28, 2017 compared to the Six Months Ended February 29, 2016

Sales during the six-month period ended February 28, 2017, were $1,764,378 compared to $1,706,493 for the six-month period ending February 29, 2016.   Our cost of sales for the six-month period ending February 28, 2017 was $1,508,599, compared to $1,417,069 for the six-month period ending February 29, 2016. Our operating expenses for the six-month period ending February 28, 2017, were $436,994 compared to $335,523 for the six-month period ending February 29, 2016.  We had net loss during the six-month period ending February 28, 2017, of $363,341; compared to a net loss of $69,291 during the six-month period ending February 29. 2016.

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

Service Team Inc.

Date: April 3, 2017	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date: April 3, 2017	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer