Form 10-Q
period 2017-05-31
Service Team Inc.
filed 2017-07-14
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 10, 2017:  1,069,130,673 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2017 (UNAUDITED) AND AUGUST 31, 2016

	5/31/17	8/31/16
ASSETS
Cash	$47,713	$321,728
Accounts receivable	297,733	222,423
Other current assets	-	40,000
Total current assets	345,446	584,151

Property and equipment, net	48,325	53,781
Prepaid expenses	14,000	14,000
TOTAL ASSETS	$407,771	$651,932

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$142,572	$137,998
Promissory note – related party	9,000	6,768
Convertible notes payable, net	126,771	34,040
Promissory note, net	-	246,387
Accrued expense	81,427	104,649
Accrued interest	15,620	18,261
TOTAL LIABILITIES	375,390	548,103

Common stock, $0.001 par value, 4,500,000,000 authorized, 635,295,598 and 168,671,089 issued and outstanding as of May 31, 2017 and August 31, 2016, respectively.	635,296	168,671
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 100,000 issued and outstanding as of May 31, 2017 and August 31, 2016, respectively.	100	100
Additional paid in capital	1,960,702	2,139,874
Accumulated deficit	(2,563,717)	(2,204,816)
TOTAL SHAREHOLDERS' (DEFICIT)	32,381	(103,829)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$407,771	$651,932

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING
MAY 31, 2017 AND MAY 31, 2016 (UNAUDITED)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	5/31/17	5/31/16	5/31//17	5/31/16
REVENUES
Sales	$940,847	$940,796	$2,705,225	$2.647,289

COST OF SALES
Cost of sales	745,992	735,369	2,254,591	2,152,438

Gross Margin	194,855	205,427	450,634	494,851

OPERATING EXPENSES
General & Administrative Expenses	75,649	160,688	509,007	493,169
Depreciation Expense	1,819	1,331	5,455	4,373
Total Operating Expenses	77,468	162,019	514,462	497,542

PROFIT (LOSS) FROM OPERATIONS	117,387	43,408	(63,828)	(2,691)

OTHER INCOME (EXPENSE)
Interest Expense	(112,947)	(187,287)	(295,073)	(264,579)
Gain on Contingent Consideration	-	-	-	54,100
Total Other Expense	(112,947)	(187,287)	(295,073)	(210,479)

NET INCOME (LOSS)	$4,440	$(143,879)	$(358,901)	$(213,170)

Weighted Average number of common shares outstanding - basic	437,365,442	78,786,917	318,777,321	38,815,579
Weighted Average number of common shares outstanding - diluted	2,540,698,775	78,786,917	318,777,321	38,815,579
Net income (loss) per share – basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per share – diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEAR ENDED AUGUST 31, 2016 AND THE NINE MONTHS
ENDED MAY 31, 2017
(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$22,000	$(1,747,341)	$(99,022)

Shares Issued for Note Conversion	155,240,465	$155,240	-	-	144,423	(22,000)	-	277,663
Stock based compensation	-	-	-	-	83,525	-	-	83,525
Beneficial Conversion Feature	-	-	-	-	299,138	-	-	299,138
Net Loss	-	-	-	-		-	(457,475)	(457,475)
Balance, August 31, 2016	168,671,089	168,671	100,000	100	2,139,874	-	(2,204,816)	103,829

Shares Issued for Note Conversions	449,324,509	449,325	-	-	(331,872)	-	-	117,453
Beneficial Conversion Feature	-	-	-	-	163,080	-	-	163,080
Shares issued for note inducement	17,300,000	17,300	-	-	(10,380)	-	-	6,920
Net Loss	-	-	-	-	-	-	(358,901)	(358,901)
Balance, May 31, 2017	635,295,598	$635,296	100,000	$100	$1,960,702	$-	$(2563,717)	$32,381

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2017 AND MAY 31. 2016 (UNAUDITED)

	5/31/17	5/31/16
Cash flows from operating activities
Net loss	$(358,901)	$(213,170)

Adjustments to reconcile net (loss) with cash provided by operations:
Debt discount amortization	252,408	215,879
Gain on contingent consideration	-	(54,100)
Deferred financing cost amortization	-	11,986
Depreciation	5,455	4,373

Change in operating assets and liabilities:
Accounts receivable	(75,310)	(38,801)
Accrued expenses	18,766	39,182
Prepaid expenses	40,000	(5,000)
Accounts payable	4,567	43,412
Net cash provided by operating activities	(113,015)	3,761

Cash flows from investing activities
Cash paid for purchase of fixed assets	-	(52,827)
Cash paid for convertible note receivable	-	(25,000)
Net cash used in investing activities	-	(77,827)

Cash flows from financing activities
Proceeds from convertible notes – related party	-	7,500
Proceeds from convertible notes payable	170,000	117,500
Proceeds from promissory notes – related party	9,000	-
Payments on convertible notes – related party	(7,500)	-
Payments on promissory notes	(332,500)	-
Net cash provided by (used in) financing activities	(161,000)	125,000

Net increase (decrease) in cash and cash equivalents	(274,015)	50,934
Cash at beginning of period	321,728	5,843
Cash at end of period	$47,713	$56,777

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Beneficial conversion features	$163,080	$203,204
Conversion of accounts payable into convertible debt	$-	$21,500
Conversion of accrued interest to convertible debt	$44,629	$24,371
Common stock issued for debt inducement	$6,920	$-
Conversions of debt to common stock	$72,824	$209,817
Common shares issued for stock payable	$-	$22,000

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT MAY 31, 2017 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of May 31, 2017 of $2,563,717. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at May 31, 2017, or August 31, 2016.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented about 23%, 11% and 10% of total receivables as of May 31, 2017.  One customer represented about 20% of total receivables as of August 31, 2016. During the nine-month period ended May 31, 2017, the Company had one customer that represented 14% of total sales.  During the nine-month period ended May 31, 2016, the Company had one customer that represented about 22% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at May 31, 2017 or August 31, 2016.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $5,455 of depreciation expense during the nine months ended May 31, 2017 and $4,373 of depreciation expense during the year ended August 31, 2016.

Net property and equipment were as follows at May 31. 2017 and August 31, 2016:

	5/31/17	8/31/16
Equipment	$243,444	$243,444
Vehicles	15,000	15,000
Furniture	1,500	1,500
Leasehold improvements	52,827	52,827
Subtotal	312,771	312,771
Less: accumulated depreciation	(264,446)	(258,990)
Total Fixed Assets, Net	$48,325	$53,781

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2017 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2016 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at May 31, 2017 and August 31, 2016 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three-month period ended May 31, 2017 the Company showed Diluted EPS; however, during the nine month period ended May 31, 2017, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

NOTE 3 – CAPITAL STOCK

The Company's authorized capital is 4,500,000,000 common shares with a par value of $0.001 per share and 150,000 preferred shares with a par value of $0.001 per share.

On December 20, 2016 the Company increased its authorized capital stock to 1,000,000,000 common shares.  On January 19, 2017, the Company increased its authorized capital stock to 2,000,000,000 common shares and on February 16, 2017 the Company increased its authorized capital stock to 3,000,000,000 common shares and April 21, 2017, the Company increased its authorized capital stock to 4,500,000,000.

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

On December 29, 2016, Tangiers Investment Group, LLC converted $4,327 of its Note in the amount of $35,934 into 8,079,514 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On April 10, 2017, Tangiers Investment Group LLC converted $6,085 of its Note into 34,771,429 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 19, 2017, Tangiers Investment Group LLC converted $6,693 of its Note into 38,245,714 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On April 26, 2017, Tangiers Investment Group LLC converted $4,417 of its Note into 42,066,667 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 3, 2017, Tangiers Investment Group LLC converted $4,809 of its Note into 46,262,626 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 10, 2017, Tangiers Investment Group LLC converted $5,290 of its Note into 50,889,851 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 17, 2017, Tangiers Investment Group LLC converted $5,998 of its Note into 57,700,818 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.  This conversion pays the Note in full.

On April 28, 2017, the Company issued 17,300,000 shares to Tangiers Investment Group LLC as an inducement to issue convertible debt which was valued at $6,920 based on the closing market price on the date of grant.

During the nine-month period ended May 31, 2017, $163,080 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

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

As of May 31, 2017, the Company has not granted any stock options.

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

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $50,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 debt discount due to accrued interest required by the agreement to be accrued at the beginning of the note and $6,920 of stock issued as an inducement to issue the note and $5,000 as origination fees on the note. The note had accrued interest of $6,000 at May 31, 2017.  The debt discounts had a balance at May 31, 2017 of $50,027. The Company recorded debt discount amortization expense of $4,973 during the nine-months ended May 31, 2017.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00001. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur.

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

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $908 as of May 31, 2017.  The debt discounts had a balance at May 31, 2017 of $16,647. The Company recorded debt discount amortization expense of $11,353 during the nine month period ended May 31, 2017.

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

Tangiers Investment Group, LLC

On February 5, 2015, the Company issued a convertible note to Tangiers Investment Group, LLC for $55,000 of cash consideration.  The note bears interest at 10%, matures on February 5, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $22,000 due to this conversion feature. The Company also recorded a $5,000 debt discount due to issuance fees. The note had accrued interest of $0 and $3,119 as of August 31, 2016 and August 31, 2015, respectively.  During the year ended August 31, 2016, Tangiers Capital had converted the note into common shares within the terms of the agreement, therefore, there was no gain or loss recognized as a result of these conversions.  $22,000 of the conversion was recorded as subscription payable at August 31, 2015, and then the shares were subsequently issued during 2016. The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $7,656, respectively. The Company recorded debt discount amortization expense of $7,656 and $19,344 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  As the note has been fully converted, it is considered paid in full as of August 31, 2016.

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

On November 25, 2015, the Company issued a convertible note to Tangiers Investment Group, LLC for $38,500 of cash consideration.  The note bears interest at 12%, matures on November 25, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $4,620 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $9,039 and $0, respectively. The Company recorded debt discount amortization expense of $29,461 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $9,039 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $0.  During the year ended August 31, 2016, $28,926 of principal was converted into common shares.  During the three months ended November 30, 2016, the remaining balance of the note of $9,574 plus $4,620 of accrued interest on the note was fully converted into 28,967,347 common shares; thus, it is considered paid in full as of November 30, 2016.

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

On April 15, 2016, the Company issued a convertible note to Tangiers Investment Group, LLC for $27,500 of cash consideration.  The note bears interest at 10%, matures on April 15, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $2,750 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $17,103 and $0, respectively. The Company recorded debt discount amortization expense of $10,397 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $17,103 during the three months ended November 30, 2016 leaving a remaining debt discount balance of $0. During the six months ended February 28, 2017, principal of $27,500 plus $19,571 of accrued interest on the note was converted into 75,928,912 common shares; thus, the note was repaid in full as of February 28, 2017.

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

On May 6, 2016, the Company issued a convertible note to Tangiers Investment Group, LLC for $35,750 of cash consideration.  The note bears interest at 10%, matures on May 6, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $32,500 due to this conversion feature. The Company also recorded a $3,250 debt discount due to issuance fees. The note had accrued interest of $0 and $3,575 as of May 31, 2017 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,290 and $0, respectively. The Company recorded debt discount amortization expense of $11,460 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  The Company recorded debt discount amortization of $24,290 during the nine months ended May 31, 2017 leaving a remaining debt discount balance of $0. During the nine months ended May 31, 2017, principal of $35,750 and interest of $20,536 on the note was converted into shares; thus, the note had a remaining balance of $0 as of May 31, 2017.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Investment Group, LLC for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $5,775 and $3,850 as of May 31, 2017 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $30,167 and $0, respectively. The Company recorded debt discount amortization expense of $8,333 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively. The Company recorded debt discount amortization of $28,796 during the nine months ended May 31, 2017 leaving a remaining debt discount balance of $1,371.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Investment Group, LLC for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $4,125 and $2,750 as of May 31, 2017 and August 31, 2016, respectively.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $24,185 and $0, respectively. The Company recorded debt discount amortization expense of $3,315 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively. The Company recorded debt discount amortization of $20,568 during the nine months ended May 31, 2017 leaving a remaining debt discount balance of $3,616.

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

Power Up Lending Group, LTD.

On December 15, 2016, the Company issued a convertible note to Power Up Lending Group, LTD.  for $33,000 of cash consideration.  The note bears interest at 8%, matures on September 30, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion. The Company recorded a debt discount equal to $30,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $1,208 as of May 31, 2017.   The debt discounts had a balance at May 31, 2017 of $13,931.    The Company recorded debt discount amortization expense of $19,069 during the nine months ended May 31, 2017.

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

Crown Bridge Partners, LLC.

On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $1,875 as of May 31, 2017.   The debt discounts had a balance at May 31, 2017 of $23,753.    The Company recorded debt discount amortization expense of $18,747 during the nine months ended May 31, 2017.

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

Crossover Capital Fund, LLC

 On February 14, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on February 14, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $34,000 due to this conversion feature. The Company also recorded a $6,000 debt discount due to issuance fees. The note had accrued interest of $1,162 as of May 31, 2017.   The debt discounts had a balance at May 31, 2017 of $28,384.    The Company recorded debt discount amortization expense of $11,616 during the nine months ended May 31, 2017.

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

Robert Knudsen

On December 2, 2015, the Company issued a convertible note to Robert Knudsen for $21,500 of accounts payable that was converted into this convertible note.  The note bears interest at 12% and is due on demand, and is convertible into common stock at 45% of the lowest trading bid price during the 30 days prior to conversion. The Company recorded a debt discount equal to $21,500 due to this conversion feature. The note had accrued interest of $0 as of August 31, 2016.  The debt discounts had a balance at August 31, 2016 and August 31, 2015 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $21,500 and $0 during the year ended August 31, 2016 and the year ended August 31, 2015, respectively.  This note was sold to Tangiers Investment Group LLC.  Please see above for further details.

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

Promissory Notes Payable – Third Party

On Deck Capital

 On August 23, 2016, the Company issued a promissory note to On Deck Capital for $243,750 of cash consideration.  The note bears interest at 33%, matures on May 20, 2017. The Company recorded a debt discount equal to $82,500 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note. The Company also recorded a $6,250 debt discount due to origination fees due at the beginning of the note.  During the nine months ended May 31, 2017, the Company amortized $86,121 of the debt discounts into interest expense.    During the nine months ended May 31, 2017, the Company repaid $332,500 of the note with cash on hand, leaving a remaining principal balance of $0.

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

Promissory Notes Payable – Related Party

U.S. Affiliated

On December 16, 2016, U.S. Affiliated (a related party) loaned $4,000 to the Company at a 10% interest rate, maturing on December 16, 2017.  Accrued interest as of May 31, 2017 was $182.

Robert Cashman

On April 17, 2017, Robert Cashman (a related party) loaned $5,000 to the Company at a 10% interest rate, maturing on April 17, 2018.  Accrued interest as of May 31, 2017 was $60.

Lease Commitments

Service Team Inc., effective September 1, 2015, leased new facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The Company has moved from 10633 Ruchti Road, South Gate, California, effective October 1, 2015.  The new facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   The facility is approximately one-third larger than the prior facility in South Gate.  As of May 31, 2017, the deferred rent related to this lease was $17,333.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,563,717 as of May 31, 2017, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $841,100 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at May 31, 2017 and August 31, 2016:

	5/31//17	8/31/16
Net tax loss carry-forwards	$841,100	$734,607
Statutory rate	34%	34%
Expected tax recovery	285,974	249,766
Change in valuation allowance	(285,974)	(249,766)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$285,974	$249,766
Less: valuation allowance	(285,974)	(249,766)
Net deferred tax asset	$-	$-

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

NOTE 8 – SEGMENT REPORTING

Our operations during the nine-month periods ending May 31, 2017 and May 31, 2016, were managed through two operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments was managed under a common structure chaired by our Chief Executive Officer and discrete financial information for both of the segments was available. Our Chief Executive Officer used the operating results of each of the two operating segments for performance evaluation and resource allocation and, as such, was the chief operating decision maker. The activities of each of our segments from which they earned revenues and incurred expenses are described below:

—	The Trade Leasing segment is involved in the manufacture and repair of truck bodies.

—	The Service Products segment specialized in electronics service, repair and sales.

Summarized financial information concerning reportable segments is shown in the following table for the six months ended:

May 31, 2017:

	Trade Leasing	Service Products	Total
Revenues	$2,705,225	$-	$2,705,225
Cost of sales	2,254,591	-	2,254,591
Gross margin	450,634	-	450,634
Operating expenses	384,534	129,928	514,462
Operating income (loss)	66,100	(129,928)	(63,828)
Other expense	(86,121)	(208,952)	(295,073)
Net loss	$(20,021)	$(338,880)	$(358,901)

May 31, 2016:

	Trade Leasing	Service Products	Total
Revenues	$2,647,289	$-	$2,647,289
Cost of sales	2,152,438	-	2,152,438
Gross margin	494,851	-	494,851
Operating expenses	418,090	79,452	497,542
Operating income (loss)	76,761	(79,452)	(2,691)
Other expenses	-	(210,479)	(210,479)
Net income (loss)	$76,761	$(289,931)	$(213,170)

NOTE 9 – SUBSEQUENT EVENTS

On June 1, 2017, Tangiers Investment Group LLC converted $4,220 of its Note in the amount of into 63,458,647 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 13, 2017, Tangiers Investment Group LLC converted $4,820 of its Note in the amount of into 69,803,571 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 16, 2017, Tangiers Investment Group LLC converted $4,301 of its Note in the amount of into 76,803,571 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 26, 2017, Tangiers Investment Group LLC converted $4,729 of its Note in the amount of into 84,446,429 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 28, 2017, Crown Bridge Partners LLC converted $2,953 of its Note in the amount of into 42,180,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 5, 2017, Tangiers Investment Group LLC converted $4,500 of its Note in the amount of into 97,142,857 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

Liquidity and Capital Resources

As of May 31, 2017, we had assets of $407,771 including current assets of $345,446.   We have accounts payable of $142,572, convertible notes payable of $126,771, promissory notes payable of $9,000 accrued expenses of $97,047.  Hallmark Ventures Group, Inc. is prepared to advance us additional funds as needed. Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

Sales during the three-month period ended May 31, 2017, were $940,847 compared to $940,796 for the three-month period ending May 31, 2016.   Our cost of sales for the three-month period ending May 31, 2017 was $745,992 compared to $735,369 for the three-month period ending May 31, 2016. Our operating expenses for the three-month period ending May 31, 2017, were $77,468 compared to $162,019 for the three month-period ending May 31, 2016.  We had net operating profit during the three-month period ending May 31, 2017, of $117,387; compared to $43,408 during the three-month period ending May 31. 2016.  We had a net income during the three-month period ending May 31, 2017, of $4,440; compared to a net loss of $143,879 during the three-month period ending May 31, 2016.

Nine Months Ended May 31, 2017 Compared to the Nine Months Ended May 31 2016

Sales during the nine-month period ended May 31, 2017, were $2,705,225 compared to $2,647,289 for the nine-month period ending May 31, 2016.   Our cost of sales for the nine-month period ending May 31, 2017 was $2,254,591, compared to $2,152,438 for the nine-month period ending May 31, 2016. Our operating expenses for the nine-month period ending May 31, 2017, were $514,462 compared to $497,542 for the nine-month period ending May 31, 2016.  We had an operating loss during the nine-month period ending May 31, 2017, of $63,828; compared to an operating loss of $2,691 during the nine-month period ending May 31, 2016. We had a net loss during the nine-month period ending May 31, 2017, of $358,901; compared to a net loss of $213,170 during the nine-month period ending May 31, 2016.

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

Service Team Inc.

Date: July 14, 2017	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date: July 14, 2017	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer