Form 10-K
period 2017-08-31
Service Team Inc.
filed 2017-12-06
CIK 1535635

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of November 24, 2017 by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board")

As of November 24, 2017, there were 4,081,950,030 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	5
ITEM 2.	PROPERTIES	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	MINE SAFETY DISCLOSURES	5

PART II

PART  III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	43
ITEM 11.	EXECUTIVE COMPENSATION	44
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	43
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	43
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	47

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	48

SIGNATURES	49

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

PART I

ITEM 1. BUSINESS – OVERVIEW OF OUR COMPANY

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  On August 22, 2017, the Company changed its state of domicile to Wyoming.   The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company discontinued its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 100 percent of the outstanding stock of Trade Leasing, Inc. for 4,000,000 shares of its common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of August 31, 2017, there were 177 active shareholders and the total shares outstanding of 2,319,879,587. The transfer agent for our common stock is  Pacific Stock Transfer 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2016	High	Low
Fourth Quarter	$0.0016	$0.0015
Third Quarter	$0.0054	$0.0005
Second Quarter	$0.0011	$0.0008
First Quarter	$0.0238	$0.0002

Fiscal Year Ended August 31, 2017	High	Low
Fourth Quarter	$0.0002	$0.0001
Third Quarter	$0.0003	$0.0002
Second Quarter	$0.0007	$0.0006
First Quarter	$0.0025	$0.0022

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

In the fiscal year ended August 31, 2017, the Company sold zero (0) shares.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  On August 22, 2017, the Company changed its state of domicile to Wyoming.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company discontinued its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 100 percent of the outstanding stock of Trade Leasing, Inc. for 4,000,000 shares of its common stock.

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

Results of Operations

The Company had sales of $3,673,673 for the fiscal year ended August 31, 2017, compared to $3,030,734 during the fiscal year ended August 31, 2016, an increase of $642,939.  This represents an increase of twenty-one percent.     All of the sales are generated by Trade Leasing, Inc. The Service Products Division had no sales.   Cost of sales increased $424,850 from $2,525,865 to $2,950,715 from 2016 to 2017 which was due to increase in volume of production in the year 2017.   Gross margin increased by $218,089 from $504,869 to $722,958 from 2016 to 2017 primarily due to the improvements in manufacturing during 2017.  Operating and other expenses increased by $26,604 from $635,651 to $790,213 from 2016 to 2017 primarily due to lower stock based compensation expense.  Interest and other expenses increased by $103,032 from $326,693 to $429,725 from 2016 to 2017 primarily due to higher debt balances during 2017.  The above changes resulted in net loss of $496,980 during the 2017 fiscal year compared to a net loss of $457,475 during the 2016 fiscal year.  The losses in 2016 were primarily due to stock based compensation expense resulting from the issuance of preferred stock and interest expense from convertible debt.  The losses in 2017 were primarily driven by improvements and installation of new equipment in the manufacturing operations.

Liquidity and Capital Resources

As of August 31, 2017, we had total assets of $587,206 including current assets of $419,397.   We also have current and total liabilities of $365,543 which consist of related party convertible notes of $7,842, third party convertible notes of $110,995, accrued interest of $0, other accrued expenses of $131,708, and accounts payable of $114,998.  There is no firm date which the related party convertible note is to be  paid. It is to be repaid when we have funds available.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended August 31, 2017 and 2016 are attached hereto.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Service Team Inc.

We have audited the accompanying consolidated balance sheets of Service Team Inc. as of August 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Team Inc. as of August 31, 2017 and 2016, and the results of its operations, changes in shareholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 6, 2017

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2017 AND AUGUST 31, 2016

	2017	2016
ASSETS
Cash	$80,810	$321,728
Accounts receivable, net	338,569	222,423
Other current assets	0	40,000
Total current assets	419,379	584,151

Property and equipment, net	153,827	53,781
Prepaid expenses – non-current	14,000	14,000

TOTAL ASSETS	$587,206	$651,932

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$114,998	$137,998
Convertible notes payable – related party, net	7,842	6,768
Convertible notes payable, net	110,995	34,040
Promissory note payable, net	-	246,387
Accrued expenses	101,485	104,649
Accrued interest	30,223	18,261
TOTAL LIABILITIES	365,543	548,103

Common stock, $0.001 par value, 20,000,000,000 authorized, 2,319,879,587 and 168,671,089 issued and outstanding as of August 31, 2017 and 2016, respectively	2,319,880	168,671
Preferred stock	100	100
Stock payable	4,742	-
Additional paid in capital	598,737	2,139,874
Accumulated deficit	(2,701,796)	(2,204,816)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	221,663	103,829

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$587,206	$651,932

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL
YEARS ENDING AUGUST 31, 2017 AND 2016

	2017	2016

REVENUES	$3,673,673	$3,030,734

COST OF SALES	2,950,715	2,525,865

GROSS MARGIN	722,958	504,869

OPERATING EXPENSES
General & administrative	781,715	586,452
Depreciation expense	8,498	6,699
Bad debts	-	42,500
TOTAL OPERATING EXPENSES	790,213	635,651

OPERATING INCOME (LOSS)	(67,255)	(130,782)

OTHER INCOME (EXPENSE)
Interest expense	(429,725)	(380,793)
Gain on contingent consideration	-	54,100
TOTAL OTHER INCOME (EXPENSE)	(429,725)	(326,693)

NET LOSS	(496,980)	(457,475)

Weighted number of common shares outstanding – basic and diluted	414,378,467	60,099,590

Net (loss per share – basic and diluted)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEARS
ENDED AUGUST 31, 2017 AND 2016

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2015	13,430,624	$13,431	100,000	$100	$1,612,788	$-	$(1,747,341)	$(99,022)
Shares Issued for Note Conversions	155,240,465	155,240	-	-	144,423	(22,000)	-	277,663
Stock Based Compensation	-	-	-	-	83,525	-	-	83,525
Beneficial Conversion Feature	-	-	-	-	299,138	-	-	299,138
Net Loss	-	-	-	-	-	-	(457,457)	(457,457)
Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	$-	$(2,204,816)	$103,829
Shares Issued for Note Conversion	2,151,208,498	2,151,209		-	(1,943,048)	4,742	-	212,902
Beneficial Conversion Feature	-	-	-	-	347,912	-	-	347,912
Stock based compensation	-	-	-	-	54,000	-	-	54,000
Net Loss	-	-	-	-	-	-	(496,980)	(496,980)
Balance, August 31, 2017	2,319,879,587	$2,319,880	100,000	$100	$598,737	4,742	$(2,701,796)	$221,663

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(496,980)	(457,475)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Stock based compensation	54,000	83,525
Bad debt expense	-	42,500
Gain on contingent consideration	-	(54,100)
Depreciation expense	8,498	6,699
Amortization of deferred financing costs	-	11,986
Amortization of debt discount	351,159	298,286

Change In Operating Assets and Liabilities
Accounts receivable	116,146	(43,131)
Prepaid expenses	40,000	(45,000)
Accrued expenses	74,140	91,959
Accounts payable	(23,000)	47,227
Net Cash Provided by (Used in) Operating Activities	(108,328)	(17,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for convertible note receivable	-	(42,500)
Cash paid for the purchase of fixed assets	(108,545)	(52,827)
Net Cash Used In Operating Activities	(108,545)	(95,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note – related party	4,000	-
Proceeds from convertible note – related party	12,500	7,500
Repayments of promissory note – related party	(4,000)	-
Proceeds from promissory note, net of issuance costs	-	243,750
Proceeds from convertible note, net of issuance costs	330,725	177,486
Repayments of convertible note	(34,770)	-
Repayments of promissory note	(332,500)	-
Net Cash Provided By (Used In) Financing Activities	(24,045)	428,736

Net Increase (Decrease) In Cash and Cash Equivalents	(240,918)	315,885

Cash at Beginning of Period	321,728	5,843

Cash at End of Period	80,810	321,728

Supplemental Disclosures
Interest Paid	683	5,472
Taxes Paid	-	-

Non-cash transactions:
Discount due to beneficial conversion feature	347,912	299,138
Convertible debt and accrued interest converted into common shares	205,982	277,663
Shares issued as debt discount	6,920	-
Shares issued for stock payable	-	22,000
Conversion of accrued interest into convertible debt	-	38,805
Conversion of accounts payable into convertible debt	-	21,500

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2017 AND 2016

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  On August 22, 2017, the Company changed the state of its domicile to Wyoming.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company discontinued its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 100 percent of the outstanding stock of Trade Leasing, Inc. for 4,000,000 shares of its common stock.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2017, or August 31, 2016.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable.  The Company has not established an allowance for doubtful accounts as of August 31, 2017 and August 31, 2016.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 400 customers. Three customers represented 11%, 16% and 6% of total receivables as of August 31, 2017.  Five customers represented 5%, 7%, 4%, 4% and 6% of total receivables as of August 31, 2017. Two customers represented 21%, 18% of total revenues during the year ended August 31, 2016.  Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2016.

Inventory

The Company does not own inventory; therefore, there was no inventory on hand at August 31, 2017 and 2016.

Property and Equipment

The Company purchased several major pieces of manufacturing equipment during the year 2017.
Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was depreciation expense of $8,498 and $6,699 during the fiscal years ended August 31, 2017 or August 31, 2016.

Net property and equipment were as follows at August 31, 2017 and August 31, 2016:

	2017	2016
Equipment	$351,988	$243,444
Vehicles	15,000	15,000
Leasehold improvements	52,827	52,827
Furniture	1,500	1,500
Total fixed assets, gross	421,315	312,771
Less: accumulated depreciation	(267,488)	(258,990)
Total fixed assets, net	$153,827	$53,781

Lease Commitments

Service Team Inc. leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2017, the deferred rent related to this lease was $16,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2017 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible note payable, related party, net	$7,842	$-	$-	$-
Convertible notes payable, net	110,995	-	-	-
Totals	$118,837	$-	$-	$-

 The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2016 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, related party, net	$6,768	$-	$-	$-
Convertible notes payable, net	34,040
Totals	$40,808	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2017 and 2016 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. During the years ended August 31, 2017 and 2016, the Company reported a net loss from operations.  The diluted shares outstanding excludes the effect of diluted securities due to the anti-dilutive effect.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 is not expected to have a material impact on the Company's financial statements or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We plan to use the modified retrospective method of adoption and will adopt the standard as of September 1, 2017, the beginning of our next fiscal year. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, we do not expect adoption will have a material impact on our financial position, results of operations, or cash flows. Related disclosures will be expanded in line with the requirements of the standard. We will continue our evaluation until our adoption of the new standard.

NOTE 3 – CAPITAL STOCK

The Company's authorized capital is 20,000,000,000 common shares with a par value of $0.001 per share and 150,000 preferred shares with a par value of $0.001 per share.

Common Shares

On February 12, 2016, the Articles of Incorporation were amended to increase the authorized shares of capital stock to 500,000,000.   On December 20, 2016, the Articles of Incorporation were amended to increase the authorized share of capital stock to 1,000,000,000.    On January 19, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 2,000,000,000.   On February 16, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 3,000,000,000.   On April 27, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 4,500,000,000.  On June 13, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 8,000,000,000.   On June 28, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 10,000,000,000.  On August 22, 2017, the Company moved its state of domicile from Nevada to Wyoming, and in the process of the transfer increased its authorized common stock to 20,000,000,000.

Preferred Shares

On January 23, 2015, Service Team Inc. filed with the Secretary of State of Nevada a Certificate of Designation for 100,000 shares of Series A Preferred Stock.  The Designation gives the Series A Preferred Stock 500 votes per share.   Series A Preferred Stock were not entitled to receive dividends, any liquidation preference, or conversion rights.  On October 16, 2015, the Designation of Preferred Stock was amended to allow Preferred Shareholders to receive dividends in an amount equal to dividends paid per share on Common Stock.  On July 27, 2016, an amendment was filed to increase the voting rights of the preferred stock from 500 votes per share to 10,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $525 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $83,000 which was recorded on the grant date as stock based compensation.  On December 30, 2016 the Articles of Incorporation were amended to increase the authorized preferred shares to 150,000.

On July 25, 2017, the Articles of Incorporation were amended to increase the voting rights of preferred shares to 100,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $0 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $54,000 which was recorded on the grant date as stock based compensation.

Share Transactions

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

On June 1,2017, Tangiers Investment Group LLC converted $4,220 of its Note into 63,458,647 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 8, 2017, Tangiers Investment Group LLC converted $3,909 of its Note into 69,803,571 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 26, 2017, Tangiers Investment Group LLC converted $4,729 of its Note into 84,446,429 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 16, 2017, Tangiers Investment Group LLC converted $4,301 of its Note into 76,803,571 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 30, 2017, Tangiers Investment Group LLC converted $5,440 of its Note into 97,142,857 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 7, 2017, Tangiers Investment Group LLC converted $5,981 of its Note into 106,803,571 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 10,2017, Tangiers Investment Group LLC converted $4,983 of its Note into 142,371,429 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 15, 2017, Tangiers Investment Group LLC converted $4,175 of its Note into 119,285,714 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On June 28, 2017, Crown Bridge Partners LLC converted $2.452 its Note into 42,180,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 24, 2017, Crown Bridge Partners LLC converted $4,108 of its Note into 58,679,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On July 31, 2017, Crown Bridge Partners LLC converted $2.156 of its Note into 61,600,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 8, 2017, Crown Bridge Partners LLC converted $2,371 of its Note into 67,742,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August23, 2017, Crown Bridge Partners LLC converted $3,964 of its Note into 88,086,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 28, 2017, Crown Bridge Partners LLC converted $4,742 of its Note into 92,482,000 shares of common stock which were not issued prior to August 31, 2017; therefore, they were recorded as stock payable in the amount of $4,742 as of August 31, 2017. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 2,2017, LG Capital Funding LLC   converted $2.950 of its Note into 61,379,400 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 17, 2017, LG Capital Funding LLC   converted $3,750 of its Note into 78,271,200 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 23, 2017 L G Capital Funding LLC converted $4,200 its Note into 87,774,200 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 30, 2017, LG Capital Funding LLC   converted $5,030 of its Note into 105,274,400 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 21, 2017, Crossover Capital Fund LLC converted $3,900 of its Note into 78,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On August 31, 2017, Crossover Capital Fund LLC converted $5,150 of its Note into 103,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the twelve-month period ended August 31, 2017 $347,912 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

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

During the twelve-month period ended August 31, 2016, $299,138 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of August 31, 2017, the Company has not granted any stock options.

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

As of August 31, 2017, the Company has not granted any stock options.

NOTE 4 – DEBT TRANSACTIONS

Promissory Note Payable – Related Party

On December 16, 2016, the Company issued a promissory note to U.S. Affiliated, Inc.  (a related party) for $4,000 of cash consideration.  The note bears interest at 10%, matures on December 16. The note was repaid during the year ended August 31, 2017 and at August 31, 2017, the balance was $0.

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.

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

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $2,260 as of August 31, 2017.  The debt discounts had a balance at August 31, 2017 of $36,164. The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017.

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

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $84 as of August 31, 2017.  The debt discounts had a balance at August 31, 2017 of $9,589.  During the year ended August 31, 2017, $15,930 of principal and $706 of accrued interest was converted into shares; see Note 3 for more information. The Company made cash payments of $5,770, to end with a balance of $6,300 as of August 31, 2017. The Company recorded debt discount amortization expense of $18,411 during the year ended August 31, 2017.

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

 On November 25, 2015, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 12%, matures on November 25, 2016, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $0 and $4,620 as of August 31, 2017 and 2016.  The debt discounts had a balance at August 31, 2017 and August 31, 2016 of $0 and $9,039, respectively. The Company recorded debt discount amortization expense of $9,039 and $29,461 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  This note was fully converted into shares during the year ended August 31, 2017, see Note 3 for more information.

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

On April 15, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on April 15, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $0 and $2,750 as of August 31, 2017 and 2016.  The debt discounts had a balance at August 31, 2017 and August 31, 2016 of $0 and $17,103, respectively. The Company recorded debt discount amortization expense of $17,103 and $10,397 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  This note was fully converted into shares during the year ended August 31, 2017, see Note 3 for more information.

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

On May 6, 2016, the Company issued a convertible note to Tangiers Capital Group for $35,750 of cash consideration.  The note bears interest at 10%, matures on May 6, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $32,500 due to this conversion feature. The Company also recorded a $3,250 debt discount due to issuance fees. The note had accrued interest of $0 and $3,575 as of August 31, 2017 and 2016.  The debt discounts had a balance at August 31, 2017 and August 31, 2016 of $0 and $24,290, respectively. The Company recorded debt discount amortization expense of $24,290 and $11,460 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  This note was fully converted into shares during the year ended August 31, 2017, see Note 3 for more information.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $10,890 and $3,850 as of August 31, 2017 and 2016.  The debt discounts had a balance at August 31, 2017 and August 31, 2016 of $0 and $30,167, respectively. The Company recorded debt discount amortization expense of $30,167 and $8,333 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  During the year ended August 31, 2017, $33,518 or principal and $4,220 of accrued interest was converted into shares; see Note 3 for more information.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $8,401 and $2,750 as of August 31, 2017 and 2016.  The debt discounts had a balance at August 31, 2017 and August 31, 2016 of $0 and $24,185, respectively. The Company recorded debt discount amortization expense of $24,185 and $3,315 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.

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

Iconic Holdings LLC
On July 10, 2017, the Company issued a convertible note to Iconic Holdings for $34,993  for  a consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $3,499 as of August 31, 2017.  The debt discounts had a balance at August 31, 2017 of $25,118. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017.

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

Power Up Lending Group, LTD.
On December 15, 2016, the Company issued a convertible note to Power Up Lending Group, LTD.  for $33,000 of cash consideration.  The note bears interest at 8%, matures on September 30, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion. The Company recorded a debt discount equal to $30,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The Company paid the note in full during the year ended August 31, 2017, such that the ending balance at August 31, 2017 was $0.

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

Crown Bridge Partners, LLC.
On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017.   The debt discounts had a balance at August 31, 2017 of $13,041.    The Company recorded debt discount amortization expense of $29,459 during the year ended August 31, 2017. During the year ended August 31, 2017, $10,954 of principal and $13,502 of interest were converted into shares; see Note 3 for more information.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $838 as of August 31, 2017.   The debt discounts had a balance at August 31, 2017 of $49,777.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017.

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

 Crossover Capital Fund, LLC
On February 14, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on February 14, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $34,000 due to this conversion feature. The Company also recorded a $6,000 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017.   The debt discounts had a balance at August 31, 2017 of $18,301.  The Company recorded debt discount amortization expense of $21,699 during the year ended August 31, 2017.

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

On June 13, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $41,000 of cash consideration.  The note bears interest at 10%, matures on June 13, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $41,000 due to this conversion feature. The note had accrued interest of $887 as of August 31, 2017.   The debt discounts had a balance at August 31 2017 of $32,126.    The Company recorded debt discount amortization expense of $8,874 during the year ended August 31, 2017.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $416 as of August 31, 2017.   The debt discounts had a balance at August 31 2017 of $35,836.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017.

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

Promissory Notes Payable – Third Party

On Deck Capital

On August 23, 2016, the Company issued a promissory note to On Deck Capital for $243,750 of cash consideration.  The note bears interest at 33%, matures on May 20, 2017. The Company recorded a debt discount equal to $82,500 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note. The Company also recorded a $6,250 debt discount due to origination fees due at the beginning of the note.  During the years ended August 31, 2017 and 2016, the company amortized $86,121 and $2,637 of the debt discounts into interest expense leaving a remaining total debt discount on the note of $0 as of August 31, 2017.   On June 2, 2017, the Company paid this Note in full.

NOTE 5 - RELATED PARTY TRANSACTIONS

Promissory Note Payable – Related Party

On December 16, 2016, the Company issued a promissory note to U.S. Affiliated, Inc.  (a related party) for $4,000 of cash consideration.  The note bears interest at 10%, matures on December 16. The note was repaid during the year ended August 31, 2017 and at August 31, 2017, the balance was $0.

Convertible Note Receivable – Related Party

During the fiscal year ended August 31, 2016, the Company advanced cash of $42,500 in the form of notes receivable to Hallmark Venture Group, Inc., which is a Company formerly controlled by the CEO and President of Service Team, Inc.  Amounts were advanced as follows: $7,500 on April 7, 2016, $5,000 on April 12, 2016, $25,000 on May 12, 2016, and $5,000 on August 22, 2016.  Each loan amount is due to be paid back after the maturity date of 1 year has passed.   The amounts loaned are convertible into shares of Hallmark Venture Group at the rate of 45% times the market price which is defined as the lowest three closing bids for the common stock during the three-trading day period ending one trading day prior to the date of the conversion notice. As Hallmark Venture Group did not have the funds to repay the amounts nor the credit worthiness to ensure repayment in accordance with the terms of the notes receivable, the Company fully reserved the note receivable with a $42,500 charge to the allowance for doubtful accounts resulting in a net zero balance for the convertible note receivable as of August 31, 2016.

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.

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

Preferred Stock Issued for Services

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

On July 25, 2017, the Articles of Incorporation were amended to increase the voting rights of preferred shares to 100,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $0 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $54,000 which was recorded on the grant date as stock based compensation.

Lease Commitments.
Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 6 – CONVERTIBLE NOTES RECEIVABLE

During the fiscal year ended August 31, 2016, the Company advanced cash of $42,500 in the form of notes receivable to Hallmark Venture Group, Inc., which is a Company formerly controlled by the CEO and President of Service Team, Inc.  Amounts were advanced as follows: $7,500 on April 7, 2016, $5,000 on April 12, 2016, $25,000 on May 12, 2016, and $5,000 on August 22, 2016.  Each loan amount is due to be paid back after the maturity date of 1 year has passed.   The amounts loaned are convertible into shares of Hallmark Venture Group at the rate of 45% times the market price which is defined as the lowest three closing bids for the common stock during the three-trading day period ending one trading day prior to the date of the conversion notice. As Hallmark Venture Group did not have the funds to repay the amounts nor the credit worthiness to ensure repayment in accordance with the terms of the notes receivable, the Company fully reserved the note receivable with a $42,500 charge to the allowance for doubtful accounts resulting in a net zero balance for the convertible note receivable as of August 31, 2016.

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $826,428 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at August 31, 2017 and August 31, 2016:

	2017	2016
Net tax loss carry-forwards	$826,428	$734,607
Statutory rate	34%	34%
Expected tax recovery	280,986	249,766
Change in valuation allowance	(280,986)	(249,766)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$280,986	$249,766
Less: valuation allowance	(280,986)	(249,766)
Net deferred tax asset	$-	$-

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

NOTE 9 – SUBSEQUENT EVENTS

On September 1, 2016, Crown Bridge Partners LLC converted $4,741.56 of its Note dated 12-21-2016 into 105,368,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 7, 2016, Crossover Capital LLC converted $5,150.00 of its Note Dated 2-14-2017 into 103,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 11, 2017, Crown Bridge Partners LLC converted $5,445.81 of its Note dated 12-21-2016 into 121,018,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 7, 2016, Crossover Capital LLC converted $5,150.00 of its Note Dated 2-14-2017 into 103,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On October 5, 2017, Crossover Capital LLC converted $7,100.00 of its Note Dated 2-14-2017 into 103,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On October 6, 2017, Crown Bridge Partners LLC converted $6,501.15 of its Note dated 12-21-2016 into 144,470,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 2, 2017, LG Capital Funding LLC Converted $6,300.00 of its Note dated 1-3-2017 into 133,622,200 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 4,2017, Crossover Capital LLC converted $8,250.00 of its Note Dated 2-14-2017 into 103,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On November 14,2017, Tangiers Investment Group, LLC converted $13,062.25 of its Note Dated 6-13-16 into 396,880,466 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On November 15,2017, Crossover Capital LLC converted $7,910.00 of its Note Dated 2-14-2017 into 158,200,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On November 15,2017, Crown Bridge Partners LLC converted $7,538.03 of its Note dated 12-21-2016 into 167,511,777 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $115,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2017.

Based on this evaluation, these officers concluded that, as of August 31, 2017, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2017 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2017, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

(3)	inadequate closing process to ensure all material misstatements are corrected in the financial statements. This was evidenced by the fact that there were audit adjustments of the financial statements.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

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

ROBERT L. CASHMAN-VICE PRESIDENT, SECRETARY, DIRECTOR, CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER
 Mr. Robert L. Cashman has a diverse background and brings a wealth of experience to the Service Team Inc. organization.  A brief outline of his employment background is as follows:

1956-1960	Management Trainee/Field Representative, Aetna Casualty & Surety Company (first job out of college). Worked in various departments in the insurance company.

1960-1972	President/Owner, Security Plus Life Insurance Company. Organized Security Plus Life Insurance Company. The company wrote credit life and disability insurance on various types of loans.

1972-1982	ITT Corporation. Sold Security Plus Life Insurance Company to ITT and worked for ITT in their Acquisition Department involved in numerous acquisitions and public offerings.

1982-1992	President/Owner, Pacific Envelope Company. Manufacturer and printer of envelopes and publisher of weekly newspapers. Sold the company in 1992.

1992-2005	President, Owner, Charleston Group. Business consulting firm. Consulting on all types of business issues.

2005- Present	President, Service Team Inc. Chief Executive Office of the Company.

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

Convertible Notes Payable – Related Party

R.L. Cashman

On May 15, 2016, the Company issued a convertible note to Robert L. Cashman (a related party)  for $9,000 of cash consideration.  The note bears interest at 6%, matures on May 15,2018 and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion.

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

On October 16, 2015, the Designation of Preferred Stock for the Series A shares was amended to allow Preferred Shareholders to receive dividends in an amount equal to dividends paid per share on Common Stock.  On July 27, 2016, an amendment was filed to increase the voting rights of the Series A preferred stock  to 100,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $525 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $83,000 which was recorded on the grant date as stock based compensation.

On July 25, 2017, the Articles of Incorporation were amended to increase the voting rights of preferred shares to 100,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $0 which was recorded on the grant date as stock based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $54,000 which was recorded on the grant date as stock based compensation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $33,000 for the fiscal year ended August 31, 2017, and $30,000 for the fiscal year ended August 31, 2016.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2017, and $0 for the fiscal year ended August 31, 2016.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2017 and 2016.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2017 and $0 for the fiscal year ended August 31, 2016.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2017 and August 31, 2016,  (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2017 and 2016, (iii) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2017 and 2016 and (v) the notes to the Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert L. Cashman	President, Chief Executive Officer	December 6, 2017
(principal executive officer)

/s/ Robert L Cashman	Secretary, Chief Financial Officer, Chief Accounting Officer	December 6, 2017