Form 10-Q
period 2017-11-30
Service Team Inc.
filed 2018-01-19
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-178210

SERVICE TEAM INC.
(Exact name of registrant as specified in its charter)

Wyoming	61-1653214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 17, 2017:  5,623,834,908 common shares and 100,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2017 (UNAUDITED) AND AUGUST 31, 2017

	11/30/17	8/31/17
ASSETS
Cash	$39,727	$80,810
Accounts receivable, net	416,303	338,569
Total Current Assets	456,030	419,379

Property and equipment, net	165,505	153,827
Prepaid Expenses – non-current	14,000	14,000
TOTAL ASSETS	$635,535	$587,206

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$113,632	$114,998
Convertible notes payable – related party, net	15,274	7,842
Convertible notes payable – third party, net	136,127	110,995
Accrued expense	75,694	101,485
Accrued interest	23,458	30,223
TOTAL LIABILITIES	364,185	365,543

Common stock, $0.001 par value, 20,000,000,000 authorized, and 4,893,639,573 issued and outstanding as of November 30, 2017 and 2,319,879,587 issued and outstanding as of August 31, 2017 respectively.	4,893,640	2,319,880
Preferred stock – Series A, $0.001 par value, 100,000 authorized, 100,000 and 100,000 issued and outstanding as of November 30, 2017 and August 31, 2017, respectively.	100	100
Stock Payable	-	4,742
Additional paid in capital	(1,842,310)	598,737
Accumulated deficit	(2,780,080)	(2,701,796)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	271,350	221,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	635,535	$587,206

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING NOVEMBER 30, 2017 AND NOVEMBER 30, 2016 (UNAUDITED)

	3 Months Ended 11/30/17	3 Months Ended 11/30//16
REVENUES
Sales	$931,459	$867,294

COST OF SALES
Cost of sales	730,924	767,776
Gross Margin	200,535	99,518

OPERATING EXPENSES
General & administrative expenses	148,056	167,349
Depreciation Expense	3,886	1,818
Total Operating Expenses	151,942	169,167

INCOME (LOSS) FROM OPERATIONS	48,593	(69,649)

OTHER EXPENSE (INCOME)
Interest Expense	(126,877)	(96,760)
Total Other (Expense) Income	(126,877)	(96,760)

NET INCOME (LOSS)	$(78,284)	$(166,409)

Weighted average number of common shares outstanding – basic	3,394,696,957	209,890,136
Weighted average number of common shares outstanding – Fully diluted	3,394,696,957	209,890,136

Net income (loss) per share - basic	$(0.00)	$(0.00)
Net income (loss) per share - fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR
ENDED AUGUST 31, 2017 AND THE THREE MONTHS ENDED NOVEMBER 30, 2017 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	$-	$(2,204,816)	$(103,829)
Shares Issued for Note Conversions	2,151,208,498	2,151,209	-	-	(1,943,048)	4,742	-	212,902
Stock Based Compensation	-	-	-	-	54,000	-	-	54,000
Beneficial Conversion Feature	-	-	-	-	347,912	-	-	347,912
Net Loss	-	-	-	-	-	-	(496,980)	(496,980)
Balance, August 31, 2017	2,319,879.587	$2,319,880	100,000	$100	$598,737	$4,742	$(2,701,796)	$221,663
Shares Issued for Note Conversion	2,468,391,986	2,468,392	-	-	(2,360,421)	-	-	107,971
Shares Issued for Stock Payable	105,368,000	105,368	-	-	(100,626)	(4,742)	-	-
Beneficial Conversion Feature	-	-	-	-	20,000	-	-	20,000
Net Loss	-	-	-	-	-	-	(78,284)	(78,284)
Balance, November 30, 2017	4,893,639,573	$4,893,640	100,000	$100	$(1,842,310)	-	$(2,780,044)	$271,350

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2017
AND NOVEMBER 30, 2016 (UNAUDITED)

	11/30/17	11/30/16
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(78,284)	(166,409)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Debt discount amortization	107,259	82,154
Depreciation	3,886	1,818

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(77,734)	(50,353)
Accrued expenses	(6,780)	(2,793)
Prepaid expenses	-	(20,000)
Accounts payable	(1,366)	27,037
Net Cash Provided by (Used in) Operating Activities	(53,019)	(128,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(15,564)	-
Net Cash Used in Investing Activities	(15,564)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt – third party	20,000
Payments on promissory notes – third party	-	(110,842)
Proceeds from convertible debt – related party	7,500
Net Cash Used in Financing Activities	27,500	(110,842)

Net Increase (Decrease) In Cash and Cash Equivalents	(41,083)	(239,388)
Cash at Beginning of Period	80,810	321,728
Cash at End of period	$39,727	$82,340

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Beneficial conversion feature	$20,000	$-
Common stock issued for stock payable	$4,742	$-
Conversions of debt to common stock	$107,971	$56,296

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT NOVEMBER 30, 2017 (UNAUDITED)

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired Trade Leasing, Inc. for 4,000,000 shares of its common stock, a commonly held company.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.   On September l, 2017, Service Team Inc. changed its state of domicile from the state of Nevada to the state of Wyoming.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of November 30, 2017 of $2,780,080 and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2017, or August 31, 2017.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 300 customers. Three customers represented about 16%, 12% and 10% of total receivables as of November 30, 2017.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2017. During the three month period ended November 30, 2017, the Company had two customers that represented 26% and 19% of total sales. During the three month period ended November 30, 2016, the Company had one customer that represented 19% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2017 or August 31, 2017.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $3,886 and $1,818 of depreciation expense during the three months ended November 30, 2017 and 2016, respectively.

Net property and equipment were as follows at November 30, 2017 and August 31, 2017:

	11/30/17	8/31/17
Equipment	$360,052	$351,988
Vehicles	15,000	15,000
Furniture	9,000	1,500
Leasehold improvements	52,827	52,827
Subtotal	436,879	421,315
Less: accumulated depreciation	(271,374)	(267,488)
Total Fixed Assets, Net	$165,505	$53,781

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of November 30, 2017, the deferred rent related to this lease was $15,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2017 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Note Payable, Related Party	$15,274	$-	$-	$-
Convertible Note Payable-net	136,127
Total	$151,401	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2017 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible note payable, related party, net	$7,842	$-	$-	$-
Convertible notes payable, net	110,995
Total	$118,837	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2017 and August 31, 2017 where it cannot conclude that it is more likely than not that those assets will be realized.

Revenue Recognition

Trade Leasing Inc dba Delta Stag Manufacturing

Service Team Inc, 100% owned subsidiary Trade Leasing Inc dba Delta Stag Manufacturing receives orders from customers to build or repair truck bodies. The company builds the requested product. At the completion of the product the truck is delivered to the customer.  If the customer accepts the product Trade Leasing Inc dba Delta Stag Manufacturing issues an invoice to the customer for the job. The invoice is entered into our accounting system and is recognized as revenue at that time.

In Trade Leasing Inc we use the completed contract method for truck bodies built, which typically have construction periods of 15 days or less. Contracts are considered complete when title has passed, the customer has accepted the product and we do not retain risks or rewards of ownership of the truck bodies. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.  Manufacturing expenses are primarily composed of aluminum cost, which is the largest component of our raw materials cost and the cost of labor.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three month period ended November 30, 2017, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

Share Transactions

2018

On September 1, 2017, Crown Bridge Partners LLC converted $4,742 of its Note dated 12-21-2016 into 105,368,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 2, 2017, Crossover Capital LLC converted $4,975 of its Note Dated 2-14-2017 into 103,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 12 2017, LG Capital Funding LLC Converted $6,048 of its Note dated 1-3-2017 into 120,964,400 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On September 11, 2017, Crown Bridge Partners LLC converted $5,446 of its Note dated 12-21-2016 into 121,018,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On September 19, 2017, Crossover Capital LLC converted $6,075 of its Note Dated 2-14-2017 into 125,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On October 6, 2017, Crown Bridge Partners LLC converted $6,501 of its Note dated 12-21-2016 into 144,470,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On October 5, 2017, Crossover Capital LLC converted $6,925 of its Note Dated 2-14-2017 into 142,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On October 31, 2017, Tangiers Investment Group LLC converted $4,331 of its Note in the amount of into 125,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On October 31, 2017, Tangiers Investment Group LLC converted $6,750 of its Note in the amount of into 192,857,143 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 2, 2017, LG Capital Funding LLC Converted $6,681 of its Note dated 1-3-2017 into 133,622,200 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 4, 2017, Crossover Capital LLC converted $8,075 of its Note Dated 2-14-2017 into 165,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On November 8, 2017, Crown Bridge Partners LLC converted $7,858 of its Note dated 12-21-2016 into 174,626,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 14, 2017, Crown Bridge Partners LLC converted $9,421 of its Note dated 12-21-2016 into 198,242,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 15, 2017, Crown Bridge Partners LLC converted $7,538 of its Note dated 12-21-2016 into 167,511,777 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On November 15, 2017, Crossover Capital LLC converted $7,735 of its Note Dated 2-14-2017 into 158,200,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On November 16, 2017, Tangiers Investment Group LLC converted $13,613 of its Note in the amount of into 396,880,466 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the three-month period ended November 30, 2017, $20,000 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of November 30, 2017, the Company has not granted any stock options.

During 2017 and 2018 the Company did not sell any Common Shares.  The only shares issued were for Conversion of Notes.

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

As of November 30, 2017, the Company has not granted any stock options.

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

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.  During the three months ended November 30, 2017, the Company amortized $3,116, to end the quarter with a balance of $4,726.

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

U S Affiliated Inc.
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

Convertible Notes Payable – Third Party

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $2,260 and $3,910 as of August 31, 2017 and November 30, 2017, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $22,452 at November 30, 2017.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $13,712 during the three month period ended November 30, 2017.

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

LG Capital Funding, LLC

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $84 as of August 31, 2017 and $0 at November 30, 2017.  The debt discounts had a balance at August 31, 2017 of $9,589 and $0 at November 30, 2017.  During the year ended August 31, 2017, $15,930 of principal and $706 of accrued interest was converted into shares; see Note 3 for more information. The Company made cash payments of $5,770, to end with a balance of $6,300 as of August 31, 2017.   The note was fully converted during the three months ended November 30, 2017.  The Company recorded debt discount amortization expense of $18,411 during the year ended August 31, 2017 and $9,589 during the three months ended November 30, 2017.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $7,272 and $10,890 and $3,850 as of November 30, 201 and August 31, 2017.  The debt discounts had a balance at November 30, 2017 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $0 and $30,167 during the three months ended November 30, 2017 and the year ended August 31, 2017, respectively.  During the three months ended November 30, 2017 and the year ended August 31, 2017, $4,982 of principal and $3,743 of interest and $33,518 or principal and $4,220 of accrued interest was converted into shares, respectively; see Note 3 for more information.  The note has now been fully converted as of November 30, 2017.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $0 and $8,401 and as of November 30, 2017 and August 31, 2017.  The debt discounts had a balance at November 30, 2017 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $24,185 and $3,315 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  $6.880 of principal and $9,089 of interest were converted into shares during the three months ended November 30, 2017; see note 3 for further information.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $115,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the three months ended November 30, 2017, $1,260 of discount amortization was recorded, to result in a remaining debt discount balance of $21,740 as of November 30, 2017.  Accrued interest at November 30, 2017 was $128.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $3,499 as of August 31, 2017 and $4,374 as of November 30, 2017.  The debt discounts had a balance at August 31, 2017 of $25,118 and $16,394 as of November 30, 2017. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $8,724 during the three months ended November 30, 2017.

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

Crown Bridge Partners, LLC.

On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and November 30, 2017.   The debt discounts had a balance at August 31, 2017 of $13,041 and $0 at November 30, 2017.    The Company recorded debt discount amortization expense of $29,459 during the year ended August 31, 2017 and $13,041 during the three months ended November 30, 2017. During the year ended August 31, 2017, $10,954 of principal and $13,502 of interest were converted into shares and during the three months ended November 30, 2017 principal of $31,546 and interest of $5,217 was converted into shares; see Note 3 for more information.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $838 as of August 31, 2017 and $1,795 as of November 30, 2017.   The debt discounts had a balance at August 31, 2017 of $49,777 and $33,884 at November 30, 2017.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $15,894 during the three months ended November 30, 2017.

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

 Crossover Capital Fund, LLC

On February 14, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on February 14, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $34,000 due to this conversion feature. The Company also recorded a $6,000 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and November 30, 2017.   The debt discounts had a balance at August 31, 2017 of $18,301 and $0 at November 30, 2017.  The Company recorded debt discount amortization expense of $21,699 during the year ended August 31, 2017 and $18,301 during the three months ended November 30, 2017.  During the three months ended November 30, 2017 principal of $32,487 and interest of $1,298 was converted into shares; see Note 3 for more information.

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

On June 13, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $41,000 of cash consideration.  The note bears interest at 10%, matures on June 13, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $41,000 due to this conversion feature. The note had accrued interest of $887 as of August 31, 2017 and $1,912 at November 30, 2017.   The debt discounts had a balance at August 31 2017 of $32,126 and $21,904 at November 30, 2017.    The Company recorded debt discount amortization expense of $8,874 during the year ended August 31, 2017 and $10,222 during the three months ended November 30, 2017.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $416 as of August 31, 2017 and $1,416 at November 30, 2017.   The debt discounts had a balance at August 31 2017 of $35,836 and $25,863 at November 30, 2017.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $9,973 during the three months ended November 30, 2017.

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

NOTE 5- RELATED PARTY TRANSACTIONS

Office Lease

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.  During the three months ended November 30, 2017, the Company amortized $3,116, to end the quarter with a balance of $4,726.

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

U S Affiliated Inc.

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

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of  three acres of land and one building of approximately 30,000 square feet.   As of November 30, 2017, the deferred rent related to this lease was $15,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman., a related party, at no charge.

Preferred Stock Issued for Services

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $797,453 as of November 30, 2017, that will be offset against future taxable income.  The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at November 30, 2017 and August 31, 2017:

	11/30/17		8/31/17
Net tax loss carry-forwards		$797,453	$826,428
Statutory rate		21%	34%
Expected tax recovery		167,465	280,986
Change in valuation allowance		(167,465)	(280,986)
Income tax provision	$		$-

Components of deferred tax asset:
Non capital tax loss carry forwards		$167,465	$280,986
Less: valuation allowance		(167,465)	(280,986)
Net deferred tax asset		$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of  three acres of land and one building of approximately 30,000 square feet.   As of November 30, 2017, the deferred rent related to this lease was $15,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 8 – SUBSEQUENT EVENTS

On November 13, 2017, JMJ Financial converted $7,095.00 of its Note Dated 5-1-17 into 129,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On December 28, 2017, Tangiers Investment Group, LLC converted $20,621.00 of its Note Dated 7-18-16 into 601,195,335 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company eliminated its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 25,000 common shares of Trade Leasing, Inc., representing 100% ownership, for 4,000,000 shares of its common stock; in addition, both entities are under common control.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1,

Trade Leasing Inc dba Delta Stag Manufacturing is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 34 factory workers and four management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include 9 different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

Liquidity and Capital Resources

As of November 30, 2017, we had assets of $635,535 including current assets of $456,030.   We have accounts payable of $113,632, and convertible notes payable – third party of $136,127, convertible notes payable – related party of $15,274.   Accrued interest and expenses of $99,152.    Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended November 30, 2017 compared to the Three Months Ended November 30, 2016

Sales during the three month period ended November 30, 2017, were $931,459 compared to $867,294 for the three month period ending November 30, 2016.   Our cost of sales for the three month period ending November 30, 2017 was $730,924, compared to $767,776 for the three month period ending November 30, 2016. Our operating expenses for the three month period ending November 30, 2017, were $151,942 compared to $169,167 for the three month period ending November 30, 2016.  We had a net loss during the three month period ending November 30, 2017, of $(78,284); and a net loss of $(166,409) during the three month period ending November 30, 2016.

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

Service Team Inc.

Date January 19, 2018	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date January 19, 2018	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer