Form 10-Q
period 2018-02-28
Service Team Inc.
filed 2018-04-11
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 2018:  7,651,087,036 common shares and 150,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2018 (UNAUDITED) AND AUGUST 31, 2017

	2/28/18	8/31/17
ASSETS
Cash	$86,822	$80,810
Accounts receivable	411,991	338,569
Total current assets	498,813	419,379

Property and equipment, net of depreciation	163,731	153,827
Prepaid expenses	14,000	14,000
TOTAL ASSETS	$676,544	$587,206

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$126,140	$114,998
Convertible note payable – related party, net	18,356	7,842
Convertible notes payable, net	124,637	110,995
Promissory note, net	43,728	-
Accrued expense	106,981	101,485
Accrued interest	20,940	30,223
TOTAL LIABILITIES	440,782	365,543

Common stock, $0.001 par value, 20,000,000,000 authorized, 7,049,327,036 and 2,319,879,587 issued and outstanding as of February 28, 2018 and August 31, 2017, respectively.	7,049,327	2,319,880
Preferred stock – Series A, $0.001 par value, 150,000 authorized, 150,000 and 100,000 issued and outstanding as of February 28, 2018 and August 31, 2017, respectively.	150	100
Stock Payable	-	4,742
Additional paid in capital	(3,869,849)	598,737
Accumulated deficit	(2,943,866)	(2,701,796)
TOTAL SHAREHOLDERS' EQUITY	235,762	221,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$676,544	$587,206

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING
FEBRUARY 28, 2018 AND FEBRUARY 28, 2017 (UNAUDITED)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	2/28/18	2/28/17	2/28/18	2/28/17
REVENUES
Sales	$844,875	$897,084	$1,776,334	$1,784,378

COST OF SALES
Cost of sales	706,267	740,823	1,437,191	1,508,599

Gross Margin	138,608	156,261	339,143	275,779

OPERATING EXPENSES
General & Administrative Expenses	205,194	266,009	353,250	433,358
Depreciation Expense	3,887	1,818	7,773	3,636
Total Operating Expenses	209,081	267,827	361,023	436,994

LOSS FROM OPERATIONS	(70,473)	(111,566)	(21,880)	(181,215)

OTHER INCOME (EXPENSE)
Interest Expense	(93,313)	(85,366)	(220,190)	(182,126)
Total Other Income (Expense)	(93,313)	(85,366)	(220,190)	(182,126)

NET LOSS	$(163,786)	$(196,932)	$(242,070)	$(363,341)

Weighted Average number of common shares outstanding - basic and fully diluted	6,516,354,316	303,445,296	4,928,637,507	256,409,277

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEAR ENDED AUGUST 31, 2017 AND THE SIX MONTHS
ENDED FEBRUARY 28, 2018
(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	$-	$(2,204,816)	$(103,829)

Shares Issued for Note Conversions	2,151,208,498	2,151,209	-	-	(1,943,048)	4,472	-	212,902
Stock based compensation	-	-	-	-	54,000	-	-	54,000
Beneficial Conversion Feature	-	-	-	-	347,912	-	-	347,912
Net Loss	-	-	-	-		-	(496,980)	(496,980)
Balance, August 31, 2017	2,319,879,587	2,319,880	100,000	100	598,737	4,742	(2,701,796)	221,663

Shares Issued for Note Conversions	4,729,447,449	4,729,447	-	-	(4,509,536)	(4,742)	-	215,169
Beneficial Conversion Feature
Preferred Stock Issued for Services	-	-	50,000	50	950		-	1,000
Beneficial Conversion Feature	-	-	-	-	40,000	-	-	40,000
Net Loss	-	-	-	-	-	-	(242,070)	(242,070)
Balance, February 28, 2018	7,049,327,036	$7,049,327	150,000	$150	$(3,869,849)	$-	$(2,943,866)	$235,762

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017 (UNAUDITED)

	2/28/18	2/28/17
Cash flows from operating activities
Net loss	$(242,070)	$(363,341)

Adjustments to reconcile net (loss) with cash provided by operations:
Debt discount amortization	187,080	159,148
Stock based compensation – related party	1,000	-
Depreciation	7,773	3,636

Change in operating assets and liabilities:
Accounts receivable	(73,422)	(34,334)
Accrued expenses	54,081	52,279
Prepaid expenses	-	40,000
Accounts Payable	11,142	31,362
Net cash provided by operating activities	(54,416)	(111,250)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(17,677)	-
Net cash used in investing activities	(17,677)	-

Cash flows from financing activities
Proceeds from promissory notes	61,405	4,000
Proceeds from convertible notes payable – related party	7,500	-
Proceeds from convertible notes payable	40,000	126,000
Payments on promissory notes	(30,800)	(230,640)
Net cash provided by (used in) financing activities	78,105	(100,640)

Net increase in cash and cash equivalents	6,012	(211,890)
Cash at beginning of period	80,810	321,728
Cash at end of period	$86,822	$109,838

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Beneficial conversion features	$40,000	$126,000
Common shares issued for common stock payable	$4,742	$-
Common shares issued for debt conversions	$215,169	$84,160

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2018 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of February 28, 2018 of $2,943,866 and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at February 28, 2018, or August 31, 2017.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 300 customers. Three customers represented about 16%, 12% and 10% of total receivables as of February 28, 2018.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2017. During the six month period ended February 28, 2018, the Company had two customers that represented 16% and 12% of total sales. During the six month period ended February 28, 2017, the Company had one customer that represented 19% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at February 28, 2018 or August 31, 2017.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $7,773 and $3,636 of depreciation expense during the six months ended February 28, 2018 and 2017, respectively.

Net property and equipment were as follows at February 28, 2018 and August 31, 2017:

	2/28/18	8/31/17
Equipment	$362,165	$351,988
Vehicles	15,000	15,000
Furniture	9,000	1,500
Leasehold improvements	52,827	52,827
Subtotal	438,992	421,315
Less: accumulated depreciation	(275,261)	(267,488)
Total Fixed Assets, Net	$163,731	$153,827

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of February 28, 2018, the deferred rent related to this lease was $14,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of February 28, 2018, on a recurring basis:
				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Note Payable, related party	$18,356	$-	$-	$-
Convertible Note Payable-net	124,637
Total	$142,993	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2017 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible note payable, related party, net	$7,842	$-	$-	$-
Convertible notes payable, net	110,995
Total	$118,837	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at February 28, 2018 and August 31, 2017 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three and six month periods ended February 28, 2018 and 2017, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

Common Shares

On February 12, 2016, the Articles of Incorporation were amended to increase the authorized shares of capital stock to 500,000,000.   On December 20, 2016, the Articles of Incorporation were amended to increase the authorized share of capital stock to 1,000,000,000.    On January 19, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 2,000,000,000.   On February 16, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 3,000,000,000.   On April 27, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 4,500,000,000.  On June 13, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 8,000,000,000.   On June 28, 2017, the Articles of Incorporation were amended to increase the authorized share of capital stock to 10,000,000,000.  On August 22, 2017, the Company moved its state of domicile from Nevada to Wyoming, and increased its authorized common stock to 20,000,000,000.

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

On December 4, 2017, the Company granted 50,000 additional Series A Preferred Stock shares to Robert Cashman, a related party.  The value assigned to the new shares was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $1,000 which was recorded on the grant date as stock based compensation.

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

On October 31, 2017, Tangiers Investment Group LLC converted $4,331 of its Note dated 6-13-2016 in the amount of into 125,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On October 31, 2017, Tangiers Investment Group LLC converted $6,750 of its Note dated 6-13-2016 in the amount of into 192,857,143 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On November 29, 2017, JMJ Financial converted $13,270 of its Note dated 5-1-2017 into 132,700,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

On December 5, 2017, Tangiers Investment Group LLC converted $16,769 of its Note dated 7-18-2016    into 488,892,128 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On December 6, 2017, JMJ Financial converted $4,700 of its Note dated 5-1-2017 into 94,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On December 13, 2017, JMJ Financial converted $19,317 of its Note dated 5-1-2017 into 129,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.  This conversion pays the Note in full.

On December 14, 2017, Crown Bridge Partners LLC converted $12,596 of its Note dated 12-21-2016 into 279,900,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On December 28, 2017, Tangiers Investment Group LLC converted $20,621 of its Note dated 7-18-2016    into 601,195,335 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 12, 2018, Crown Bridge Partners LLC converted $12,600 of its Note dated 12-21-2016 into 280,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On January 29, 2018, Crossover Capital LLC converted $7,325 of its Note Dated 7-24-2017 into 150,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the six-month period ended February 28, 2018, $40,000 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of February 28, 2018, the Company has not granted any stock options.

During the 2017 and 2018 fiscal years the Company did not sell any Common Shares.  The only shares issued were for Conversion of Notes.

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

On August 23, 2017, Crown Bridge Partners LLC converted $3,964 of its Note into 88,086,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On August 2, 2017, LG Capital Funding LLC   converted $2.950 of its Note into 61,379,400 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On December 4, 2017, the Company granted 50,000 additional Series A Preferred Stock shares to Robert Cashman, a related party.  The value assigned to the new shares was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $1,000 which was recorded on the grant date as stock based compensation.

As of February 28, 2018, the Company has not granted any stock options.

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.  During the six months ended February 28, 2018, the Company amortized $6,199, to end the quarter with a balance of $1,644.

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

U S Affiliated Inc.

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

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $2,260 and $0 as of August 31, 2017 and February 28, 2018, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $8,890 at February 28, 2018.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $27,274 during the six month period ended February 28, 2018.   The Company converted $25,065 of principal and $12,222 of interest into shares during the six month period ended February 28, 2018.

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

LG Capital Funding, LLC

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $84 as of August 31, 2017 and $0 at November 30, 2017.  The debt discounts had a balance at August 31, 2017 of $9,589 and $0 at November 30, 2017.  During the year ended August 31, 2017, $15,930 of principal and $706 of accrued interest was converted into shares; see Note 3 for more information. The Company made cash payments of $5,770, to end with a balance of $6,300 as of August 31, 2017.   The note was fully converted into shares during the three months ended November 30, 2017.  The Company recorded debt discount amortization expense of $18,411 during the year ended August 31, 2017 and $9,589 during the three months ended November 30, 2017.   The entire balance of the Note has been converted to stock.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $0 and $8,401 and as of February 28, 2018 and August 31, 2017.  The debt discounts had a balance at February 28, 2018 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $24,185 and $3,315 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  $27,500 of principal and $25,859 of interest were converted into shares during the six months ended February 28, 2018; see Note 3 for further information.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the six months ended February 28, 2018, $6,932 of discount amortization was recorded, to result in a remaining debt discount balance of $16,068 as of February 28, 2018.  Accrued interest at February 28, 2018 was $319.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the six months ended February 28, 2018, $63 of discount amortization was recorded, to result in a remaining debt discount balance of $22,937 as of February 28, 2018.  Accrued interest at February 28, 2018 was $7.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $3,499 as of August 31, 2017 and $5,249 as of February 28, 2018.  The debt discounts had a balance at August 31, 2017 of $25,118 and $7,766 as of February 28, 2018. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $17,353 during the six months ended February 28, 2018.

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

Crown Bridge Partners, LLC.

On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and February 28, 2018.   The debt discounts had a balance at August 31, 2017 of $13,041 and $0 at February 28, 2018.    The Company recorded debt discount amortization expense of $29,459 during the year ended August 31, 2017 and $13,041 during the six months ended February 28, 2018. During the year ended August 31, 2017, $10,954 of principal and $13,502 of interest were converted into shares and during the three months ended November 30, 2017 principal of $31,546 and interest of $5,217 was converted into shares; see Note 3 for more information.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $838 as of August 31, 2017 and $1,751 as of February 28, 2018.   The debt discounts had a balance at August 31, 2017 of $49,777 and $18,164 at February 28, 2018.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $31,613 during the six months ended February 28, 2018.  The Company converted $24,195 in principal and $1,000 in accrued interest into shares during the six months ended February 28, 2018; see Note 3 for more information.

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

On June 13, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $41,000 of cash consideration.  The note bears interest at 10%, matures on June 13, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $41,000 due to this conversion feature. The note had accrued interest of $887 as of August 31, 2017 and $2,937 at February 28, 2018.   The debt discounts had a balance at August 31 2017 of $32,126 and $11,795 at February 28, 2018.    The Company recorded debt discount amortization expense of $8,874 during the year ended August 31, 2017 and $20,332 during the six months ended February 28, 2018.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $416 as of August 31, 2017 and $316 at February 28, 2018.   The debt discounts had a balance at August 31 2017 of $35,836 and $16,000 at February 28, 2018.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $19,836 during the six months ended February 28, 2018.  During the six months ended February 28, 2018, the Company converted $5,225 in principal and $2,100 of accrued interest into shares; see Note 3 for more information.

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

Forward Financing

On December 11, 2017, the Company issued a promissory note to Forward Financing for $61,405 of cash consideration.  The note bears interest at 41%, matures on June 20, 2018. The Company recorded a debt discount equal to $26,579 due to the unpaid interest which was added to the principal balance to be repaid during the 6 month note.  During the six months ended February 28, 2018, the company amortized $13,123 of the debt discount into interest expense leaving a remaining total debt discount on the note of $13,456 as of February 28, 2018.  During the six months ended February 28, 2018, the Company repaid $30,800 in principal on the note in cash leaving a net balance on the note of $43,728.

NOTE 5- RELATED PARTY TRANSACTIONS

Office Lease

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.  During the six months ended February 28, 2018, the Company amortized $6,199, to end the quarter with a balance of $1,644.

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

On December 4, 2017, the Company granted 50,000 additional Series A Preferred Stock shares to Robert Cashman, a related party.  The value assigned to the new shares was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $1,000 which was recorded on the grant date as stock based compensation.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $880,418 as of February 28, 2018, that will be offset against future taxable income.  The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at February 28, 2018 and August 31, 2017:

	2/28/18	8/31/17
Net tax loss carry-forwards	$880,418	$826,428
Statutory rate	21%	34%
Expected tax recovery	184,888	280,986
Change in valuation allowance	(184,888)	(280,986)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$184,888	$280,986
Less: valuation allowance	(184,888)	(280,986)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of February 28, 2018, the deferred rent related to this lease was $14,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 8 – SUBSEQUENT EVENTS

On March 16, 2018, Crossover Capital Fund II, LLC converted $12,500 of its Note dated 7-24-2017 into 250,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 19, 2018, Crown Bridge Partners converted $15,329 of its Note dated 6-12-2017 into 351,760,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

Liquidity and Capital Resources

As of February 28, 2018, we had assets of $676,544 including current assets of $498,813.   We have accounts payable of $126,140, and convertible notes payable – third party of $124,637, convertible notes payable – related party of $18,356.   Accrued interest and expenses of $127,921.    Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended February 28, 2018, compared to the Three Months Ended February 28, 2017

Sales during the three month period ended February 28, 2018, were $844,875 compared to $897,084 for the three month period ending February 28, 2017.   Our cost of sales for the three month period ending February 28, 2018, was $706,267 compared to $740,823 for the three month period ending February 28, 2017. Our operating expenses for the three month period ending February 28, 2018, were $209,081 compared to $267,827 for the three month period ending February 28, 2017.  We had a net loss during the three month period ending February 28, 2018, of $(163,786); and a net loss of $(196,932) during the three month period ending February 28, 2017.

Six Months Ended February 28, 2018, compared to the Six Months Ended February 28, 2017

Sales during the six month period ended February 28, 2018, were $1,776,334 compared to $1,784,378 for the six month period ending February 28, 2017.   Our cost of sales for the six month period ending February 28, 2018, was $1,437,191 compared to $1,508,599 for the six month period ending February 28, 2017. Our operating expenses for the six month period ending February 28, 2018, were $361,023 compared to $436,994 for the six month period ending February 28, 2017.  We had a net loss during the six month period ending February 28, 2018, of $(242,070); and a net loss of $(363,341) during the six month period ending February 28, 2017.

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

Service Team Inc.

Date April 11, 2018	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date April 11, 2018	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer