Form 10-Q
period 2018-05-31
Service Team Inc.
filed 2018-07-20
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 19, 2018:  8,852,873,544 common shares and 150,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2018 (UNAUDITED) AND AUGUST 31, 2017

	5/31/18	8/31/17
ASSETS
Cash	$55,758	$80,810
Accounts receivable	381,785	338,569
Total current assets	437,543	419,379

Property and equipment, net of depreciation	169,346	153,827
Prepaid expenses	14,000	14,000
TOTAL ASSETS	$624,489	$587,206

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$63,343	$114,998
Convertible note payable – related party, net	-	7,842
Convertible notes payable, net	142,058	110,995
Promissory note, net	98,758	-
Accrued expense	122,203	101,485
Accrued interest	23,837	30,223
TOTAL LIABILITIES	450,199	365,543

Common stock, $0.001 par value, 20,000,000,000 authorized, 8,852,873,544 and 2,319,879,587 issued and outstanding as of May 31, 2018 and August 31, 2017, respectively.	8,852,874	2,319,880
Preferred stock – Series A, $0.001 par value, 150,000 authorized, 150,000 and 100,000 issued and outstanding as of May 31, 2018 and August 31, 2017, respectively.	150	100
Stock Payable	-	4,742
Additional paid in capital	(5,611,302)	598,737
Accumulated deficit	(3,067,432)	(2,701,796)
TOTAL SHAREHOLDERS' EQUITY	174,290	221,663
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$624,489	$587,206

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING
MAY 31, 2018 AND MAY 31, 2017 (UNAUDITED)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	5/31/18	5/31/17	5/31/18	5/31/17
REVENUES
Sales	$783,139	$940,847	$2,559,473	$2,705,225

COST OF SALES
Cost of sales	658,039	745,992	2,095,230	2,254,591

Gross Margin	125,100	194,855	464,243	450,634

OPERATING EXPENSES
General & Administrative Expenses	138,804	75,649	492,054	509,007
Depreciation Expense	4,386	1,819	12,159	5,455
Total Operating Expenses	143,190	77,468	504,213	514,462

PROFIT (LOSS) FROM OPERATIONS	(18,090)	117,387	(39,970)	(63,828)

OTHER INCOME (EXPENSE)
Interest Expense	(105,476)	(112,947)	(325,666)	(295,073)
Total Other Expense	(105,476)	(112,947)	(325,666)	(295,073)

NET INCOME (LOSS)	$(123,566)	$4,440	$(365,636)	$(358,901)

Weighted Average number of common shares outstanding - basic	8,291,333,017	437,365,442	6,903,361,709	318,777,321
Weighted Average number of common shares outstanding - diluted	8,291,333,017	2,540,698,775	6,903,361,709	318,777,321
Net income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) per share – diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT
FOR YEAR ENDED AUGUST 31, 2017 AND THE NINE MONTHS
ENDED MAY 31, 2018
(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	$-	$(2,204,816)	$(103,829)

Shares Issued for Note Conversions	2,151,208,498	2,151,209	-	-	(1,943,048)	4,472	-	212,902
Stock based compensation	-	-	-	-	54,000	-	-	54,000
Beneficial Conversion Feature	-	-	-	-	347,912	-	-	347,912
Net Loss	-	-	-	-		-	(496,980)	(496,980)
Balance, August 31, 2017	2,319,879,587	2,319,880	100,000	100	598,737	4,742	(2,701,796)	221,663

Shares Issued for Note Conversions	6,532,993,957	6,532,994	-	-	(6,250,989)	(4,742)	-	277,263
Preferred Stock Issued for Services	-	-	50,000	50	950		-	1,000
Beneficial Conversion Feature	-	-	-	-	40,000	-	-	40,000
Net Loss	-	-	-	-	-	-	(365,636)	(365,636)
Balance, May 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	$-	$(3,067,432)	$174,290

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2018 AND MAY 31, 2017 (UNAUDITED)

	5/31/18	5/31/17
Cash flows from operating activities
Net loss	$(365,636)	$(358,901)

Adjustments to reconcile net loss with cash used in operations:
Debt discount amortization	273,477	252,408
Stock based compensation	1,000	-
Depreciation	12,159	5,455

Change in operating assets and liabilities:
Accounts receivable	(43,216)	(75,310)
Accrued expenses	86,980	18,766
Prepaid expenses	-	40,000
Accounts payable	(51,655)	4,567
Net cash used in operating activities	(86,891)	(113,015)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(31,278)	-
Net cash used in investing activities	(31,278)	-

Cash flows from financing activities
Proceeds from convertible notes – related party	7,500	-
Proceeds from convertible notes payable	40,000	170,000
Proceeds from promissory notes	181,405	-
Proceeds from promissory notes – related party	-	9,000
Payments on convertible notes – related party	-	(7,500)
Payments on promissory notes	(135,788)	(332,500)
Net cash provided by (used in) financing activities	93,117	(161,000)

Net increase (decrease) in cash and cash equivalents	(25,052)	(274,015)
Cash at beginning of period	80,810	321,728
Cash at end of period	$55,758	$47,713

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Beneficial conversion features	$40,000	$163,080
Conversion of accrued interest to convertible debt	$72,648	$44,629
Common stock issued for debt inducement	$-	$6,920
Common stock issued for stock payable	$4,742	$-
Conversions of debt to common stock	$204,615	$72,824

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT MAY 31, 2018 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of May 31, 2018 of $3,067,432. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at May 31, 2018, or August 31, 2017.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 300 customers. Three customers represented about 12% and 10% of total receivables as of May 31, 2018.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2017. During the nine month period ended May 31, 2018, the Company had two customers that represented 14% and 12% of total sales. During the nine month period ended May 31, 2017, the Company had one customer that represented 14% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at May 31, 2018 or August 31, 2017.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $12,159 of depreciation expense during the nine months ended May 31, 2018 and $5,455 of depreciation expense during the nine months ended May 31, 2017.

Net property and equipment were as follows at May 31. 2018 and August 31, 2017:

	5/31/18	8/31/17
Equipment	$372,166	$351,988
Vehicles	15,000	15,000
Furniture	9,000	1,500
Leasehold improvements	52,827	52,827
Subtotal	448,993	421,315
Less: accumulated depreciation	(279,647)	(267,488)
Total Fixed Assets, Net	$169,346	$153,827

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of May 31, 2018, the deferred rent related to this lease was $13,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2018 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2017 on a recurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Total	$-	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at May 31, 2018 and August 31, 2017 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three and nine month periods ended May 31, 2018, because the Company operations resulted in net losses, no additional dilutive securities were included in the Diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for our fiscal year beginning September 1, 2018 unless we elect the earlier date of September 1, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

On March 16, 2018, Crossover Capital LLC converted $12,325 of its Note Dated 7-24-2017 into 250,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 16, 2018, JMJ Financial converted $6,505 of its Note dated 4-28-2017 into 351,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 19, 2018, Crown Bridge Partners LLC converted $15,829 of its Note dated 12-21-2016 into 351,760,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On March 21, 2018, Tangiers Investment Group LLC converted $19,201 of its Note dated 7-18-2016 into 548,564,286 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

On May 22, 2018, Tangiers Investment Group LLC converted $13,600 of its Note dated 11-10-2017 into 302,222,222 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

During the nine-month period ended May 31, 2018, $40,000 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of May 31, 2018, the Company has not granted any stock options.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.  During the nine months ended May 31, 2018, the Company amortized $7,842, to end the quarter with a balance of $0.  This note was repaid during the period ended May 31, 2018.

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

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $2,260 and $0 as of August 31, 2017 and May 31, 2018, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $0 at May 31, 2018.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $36,164 during the nine month period ended May 31, 2018.   The Company converted $31,570 of principal and $12,222 of interest into shares during the nine month period ended May 31, 2018.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $0 and $8,401 and as of May 31, 2018 and August 31, 2017.  The debt discounts had a balance at May 31, 2018 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $24,185 and $3,315 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  $27,500 of principal and $39,694 of interest were converted into shares during the nine months ended May 31, 2018; see Note 3 for further information.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the nine months ended May 31, 2018, $12,729 of discount amortization was recorded, to result in a remaining debt discount balance of $10,271 as of May 31, 2018.  Accrued interest at May 31, 2018 was $511.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the nine months ended May 31, 2018, $5,860 of discount amortization was recorded, to result in a remaining debt discount balance of $17,140 as of May 31, 2018.  Accrued interest at May 31, 2018 was $767.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $3,499 as of August 31, 2017 and $6,124 as of May 31, 2018.  The debt discounts had a balance at August 31, 2017 of $25,118 and $0 as of May 31, 2018. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $25,118 during the nine months ended May 31, 2018.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $838 as of August 31, 2017 and $2,207 as of May 31, 2018.   The debt discounts had a balance at August 31, 2017 of $49,777 and $2,096 at May 31, 2018.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $47,682 during the nine months ended May 31, 2018.  The Company converted $39,524 in principal and $1,500 in accrued interest into shares during the nine months ended May 31, 2018; see Note 3 for more information.

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

On June 13, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $41,000 of cash consideration.  The note bears interest at 10%, matures on June 13, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $41,000 due to this conversion feature. The note had accrued interest of $887 as of August 31, 2017 and $3,962 at May 31, 2018.   The debt discounts had a balance at August 31, 2017 of $32,126 and $1,460 at May 31, 2018.    The Company recorded debt discount amortization expense of $8,874 during the year ended August 31, 2017 and $30,666 during the nine months ended May 31, 2018.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $416 as of August 31, 2017 and $872 at May 31, 2018.   The debt discounts had a balance at August 31, 2017 of $35,836 and $5,918 at May 31, 2018.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $29,918 during the nine months ended May 31, 2018.  During the nine months ended May 31, 2018, the Company converted $17,106 in principal and $2,544 of accrued interest into shares; see Note 3 for more information.

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

Forward Financing

On December 11, 2017, the Company issued a promissory note to Forward Financing for $61,405 of cash consideration.  The note bears interest at 41%, matures on June 20, 2018. The Company recorded a debt discount equal to $26,579 due to the unpaid interest which was added to the principal balance to be repaid during the 6 month note.  During the nine months ended May 31, 2018, the company amortized $26,579 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of May 31, 2018.  During the nine months ended May 31, 2018, the Company repaid $87,984 in principal on the note in cash leaving a net balance on the note of $0.

IOU Financial

On March 30, 2018, the Company issued a promissory note to IOU Financial for $120,000 of cash consideration.  The note bears interest at 32%, matures on March 30, 2019. The Company recorded a debt discount equal to $38,630 due to the unpaid interest which was added to the principal balance to be repaid during the 12 month note.  During the nine months ended May 31, 2018, the company amortized $6,562 of the debt discount into interest expense leaving a remaining total debt discount on the note of $32,068 as of May 31, 2018.  During the nine months ended May 31, 2018, the Company repaid $27,804 in principal on the note in cash leaving a net balance on the note of $130,826.

NOTE 5- RELATED PARTY TRANSACTIONS

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount balance of $7,842 as of August 31, 2017.  During the nine months ended May 31, 2018, the Company amortized $7,842, to end the quarter with a balance of $0.  This note was repaid during the period ended May 31, 2018.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $917,587 as of May 31, 2018, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $917,587 will expire in various years through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

	5/31/18	8/31/17
Net tax loss carry-forwards	$917,587	$826,428
Statutory rate	21%	34%
Expected tax recovery	192,693	280,986
Change in valuation allowance	(192,693)	(280,986)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$192,693	$280,986
Less: valuation allowance	(192,693)	(280,986)
Net deferred tax asset	$-	$-

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

Litigation

None.

Operating Leases

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of May 31, 2018, the deferred rent related to this lease was $13,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

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

Liquidity and Capital Resources

As of May 31, 2018, we had assets of $624,489 including current assets of $437,543.   We have accounts payable of $63,343, convertible notes payable of $142,058, promissory notes payable of $98,758 accrued expenses of $122,203.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017

Sales during the three-month period ended May 31, 2018, were $783,139 compared to $940,847 for the three-month period ending May 31, 2017.   Our cost of sales for the three-month period ending May 31, 2018 was $658,039 compared to $745,992 for the three-month period ending May 31, 2017. Our operating expenses for the three-month period ending May 31, 2018, were $143,190 compared to $77,468 for the three month-period ending May 31, 2017.  We had net operating losses during the three-month period ending May 31, 2018, of $18,090; compared to $117,387 of operating profit during the three-month period ending May 31. 2017.  We had a net loss during the three-month period ending May 31, 2018, of $123,566; compared to a net income of $4,440 during the three-month period ending May 31, 2017.

Nine Months Ended May 31, 2018 Compared to the Nine Months Ended May 31 2017

Sales during the nine-month period ended May 31, 2018, were $2,559,473 compared to $2,705,225 for the nine-month period ending May 31, 2017.   Our cost of sales for the nine-month period ending May 31, 2018 was $2,095,230, compared to $2,254,591 for the nine-month period ending May 31, 2017. Our operating expenses for the nine-month period ending May 31, 2018, were $504,213 compared to $514,462 for the nine-month period ending May 31, 2017.  We had an operating loss during the nine-month period ending May 31, 2018, of $39,970; compared to an operating loss of $63,828 during the nine-month period ending May 31, 2017. We had a net loss during the nine-month period ending May 31, 2018, of $365,636; compared to a net loss of $358,901 during the nine-month period ending May 31, 2017.

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

Service Team Inc.

Date: July 20, 2018	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date: July 20, 2018	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer