Form 10-K
period 2018-08-31
Service Team Inc.
filed 2018-11-30
CIK 1535635

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

The aggregate market value of the registrant's common stock held by non-affiliates as of February 28, 2018, was $885,187 based on the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board")

As of December 6, 2018, there were 8,852,873,544 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	5
ITEM 2.	PROPERTIES	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	MINE SAFETY DISCLOSURES	5

PART II

 PART  III

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	41

SIGNATURES	42

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of August 31, 2018, there were 178 active shareholders and the total shares outstanding of 8,852,873,544. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2018	High	Low
Fourth Quarter	$0.0001	$0.0001
Third Quarter	$0.0002	$0.0001
Second Quarter	$0.0007	$0.0001
First Quarter	$0.0003	$0.0001

Fiscal Year Ended August 31, 2017	High	Low
Fourth Quarter	$0.0017	$0.0001
Third Quarter	$0.0009	$0.0002
Second Quarter	$0.0039	$0.0006
First Quarter	$0.0047	$0.0015

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

In the fiscal year ended August 31, 2018, the Company sold zero (0) shares.

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

Results of Operations

The Company had sales of $3,329,876 for the fiscal year ended August 31, 2018, compared to $3,673,673 during the fiscal year ended August 31, 2017, a decrease of $343,797.  This represents a decrease of nine percent.  All of the sales are generated by Trade Leasing, Inc. The Service Products Division had no sales.

Cost of sales decreased $227,062 from $2,950,715 to $2,723,653 which was due lower revenues during the 2018 fiscal year.

Gross margins decreased by $116,735 from $722,958 in 2017 to $606,223 in 2018, primarily due to the decrease in revenues and cost of sales during 2018.

Operating and other expenses decreased by $161,145 from $790,213 to $629,068 from 2017 to 2018 primarily due to lower labor expense.

Interest expense decreased by $97,803 from $429,725 to $331,922 from 2017 to 2018 primarily due to fewer convertible notes issued during 2018.

The above changes resulted in net loss of $354,767 during the 2018 fiscal year compared to a net loss of $496,980 during the 2017 fiscal year.  The losses in 2018 were primarily due to stock-based compensation expense resulting from the issuance of preferred stock and interest expense from convertible debt.  The losses in 2017 were primarily driven by improvements and installation of new equipment in the manufacturing operations.

Liquidity and Capital Resources

As of August 31, 2018, we had total assets of $565,212 including current assets of $379,486.   We also have current liabilities of $380,053 which consist of convertible notes of $124,416, promissory notes payable of $67,092, accrued interest of $20,940, other accrued expenses of $66,575 and accounts payable of $101,030.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended August 31, 2018 and 2017 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Service Team, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Service Team, Inc. (the Company) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX
November 30, 2018

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2018 AND AUGUST 31, 2017

	2018	2017
ASSETS
Cash	$48,855	$80,810
Accounts receivable, net	330,631	338,569
Total current assets	379,486	419,379

Property and equipment, net	171,726	153,827
Prepaid expenses – non-current	14,000	14,000

TOTAL ASSETS	$565,212	$587,206

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$101,030	$114,998
Convertible notes payable – related party, net	-	7,842
Convertible notes payable, net	16,584	110,995
Convertible notes payable, net – currently in default	107,832	-
Promissory note payable, net	67,092	-
Accrued expenses	66,575	101,485
Accrued interest	20,940	30,223
TOTAL LIABILITIES	380,053	365,543

Common stock, $0.001 par value, 20,000,000,000 authorized, 8,852,873,544 and 2,319,879,587 issued and outstanding as of August 31, 2018 and 2017, respectively	8,852,874	2,319,880
Preferred stock	150	100
Stock payable	-	4,742
Additional paid in capital	(5,611,302)	598,737
Accumulated deficit	(3,056,563)	(2,701,796)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	185,159	221,663

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$565,212	$587,206

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL
YEARS ENDING AUGUST 31, 2018 AND 2017

	2018	2017

REVENUES	$3,329,876	$3,673,673

COST OF SALES	2,723,653	2,950,715

GROSS MARGIN	606,223	722,958

OPERATING EXPENSES
General & administrative	612,245	781,715
Depreciation expense	16,823	8,498
TOTAL OPERATING EXPENSES	629,068	790,213

OPERATING LOSS	(22,845)	(67,255)

OTHER EXPENSE
Interest expense	(331,922)	(429,725)
TOTAL OTHER EXPENSE	(331,922)	(429,725)

NET LOSS	$(354,767)	$(496,980)

Weighted number of common shares outstanding – basic and diluted	6,775,443,901	414,378,467

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEARS
ENDED AUGUST 31, 2018 AND 2017

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2016	168,671,089	$168,671	100,000	$100	$2,139,874	$-	$(2,204,816)	$103,829
Shares Issued for Note Conversions	2,151,208,498	2,151,209	-	-	(1,943,048)	4,742	-	212,902
Stock Based Compensation	-	-	-	-	54,000	-	-	54,000
Beneficial Conversion Feature	-	-	-	-	347,912	-	-	347,912
Net Loss	-	-	-	-	-	-	(496,980)	(496,980)
Balance, August 31, 2017	2,319,879,587	$2,319,880	100,000	$100	$598,737	$4,742	$(2,701,796)	$221,663
Shares Issued for Note Conversion	6,427,625,957	6,427,626	-	-	(6,150,363)	-	-	277,263
Beneficial Conversion Feature	-	-	-	-	40,000	-	-	40,000
Stock based compensation	-	-	50,000	50	950	-	-	1,000
Stock issued for Stock Payable	105,368,000	105,368	-	-	(100,626)	(4,742)	-	-
Net Loss	-	-	-	-	-	-	(354,767)	(354,767)
Balance, August 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	-	$(3,056,563)	$185,159

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(354,767)	(496,980)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Stock based compensation	1,000	54,000
Depreciation expense	16,823	8,498
Amortization of debt discount	283,281	351,159

Change In Operating Assets and Liabilities
Accounts receivable	7,938	116,146
Prepaid expenses	-	40,000
Accrued expenses	28,455	74,140
Accounts payable	(13,968)	(23,000)
Net Cash Provided by (Used in) Operating Activities	(31,238)	(108,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(34,722)	(108,545)
Net Cash Used In Operating Activities	(34,722)	(108,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note – related party	-	4,000
Proceeds from convertible note – related party	7,500	12,500
Repayments of convertible note – related party	(20,000)	(4,000)
Proceeds from promissory note, net of issuance costs	181,405	-
Proceeds from convertible note, net of issuance costs	42,290	330,725
Repayments of convertible note	-	(34,770)
Repayments of promissory note	(177,190)	(332,500)
Net Cash Provided By (Used In) Financing Activities	34,005	(24,045)

Net Increase (Decrease) In Cash and Cash Equivalents	(31,955)	(240,918)

Cash at Beginning of Period	80,810	321,728

Cash at End of Period	$48,855	$80,810

Supplemental Disclosures
Interest Paid	$-	$683
Taxes Paid	$-	$-

Non-cash transactions:
Discount due to beneficial conversion feature	$40,000	$347,912
Convertible debt and accrued interest converted into common shares	$277,263	$205,982
Shares issued as debt discount	$-	$6.920
Shares issued for stock payable	$4,742	$-

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2018 AND 2017

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2018, or August 31, 2017.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable.  The Company has not established an allowance for doubtful accounts as of August 31, 2018 and August 31, 2017.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 415 customers. Three customers represented 12%, 10% and 9% of total receivables as of August 31, 2018.  Three customers represented 21%, 18%, and 12% of total receivables as of August 31, 2017.

Inventory

The Company does not own inventory; therefore, there was no inventory on hand at August 31, 2018 and 2017.

Property and Equipment

The Company purchased several major pieces of manufacturing equipment during the year 2017.

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was depreciation expense of $16,823 and $8,498 during the fiscal years ended August 31, 2018 or August 31, 2017.

Net property and equipment were as follows at August 31, 2018 and August 31, 2017:

	2018	2017
Equipment	$364,211	$351,998
Vehicles	15,000	15,000
Leasehold improvements	52,826	52,826
Furniture	24,000	1,500
Total fixed assets, gross	456,037	421,315
Less: accumulated depreciation	(284,311)	(267,488)
Total fixed assets, net	$171,726	$153,827

Lease Commitments

Service Team Inc. leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2018, the deferred rent related to this lease was $12,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2018 on a recurring basis:
				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, net	124,416	-	-	-
Totals	$124,416	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2017 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, related party, net	$7,842	$-	$-	$-
Convertible notes payable, net	110,995	-	-	-
Totals	$118,837	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2018 and 2017 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. During the years ended August 31, 2018 and 2017, the Company reported a net loss from operations.  The diluted shares outstanding excludes the effect of diluted securities due to the anti-dilutive effect.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We plan to use the modified retrospective method of adoption and will adopt the standard as of September 1, 2018, the beginning of our next fiscal year. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, we do not expect adoption will have a material impact on our financial position, results of operations, or cash flows. Related disclosures will be expanded in line with the requirements of the standard. We will continue our evaluation until our adoption of the new standard.

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

During the twelve-month period ended August 31, 2018, $40,000 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

As of August 31, 2018, the Company has not granted any stock options.

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

On August 10, 2017, Tangiers Investment Group LLC converted $4,983 of its Note into 142,371,429 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

During the twelve-month period ended August 31, 2017, $347,912 of beneficial conversion features were recorded resulting from convertible debts issued during the same period.  Please refer to Note 4 for further information regarding the discounts on the convertible debt transactions.

During 2017 and 2018 the Company did not sell any Common Shares.  The only shares issued were for Conversion of Notes.

Stock Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards codification (ASC) 718-10-55.  (Prior authoritative literature:  FASB Statement 123 (R), Share-based payment.)  This statement requires us to record any expense associated with the fair value of stock-based compensation.  Determining fair value requires input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

As of August 31, 2018, the Company has not granted any stock options.

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount of $7,842 amortized during the year ended August 31, 2018.  The note was repaid during the fiscal year ended August 31, 2018.

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

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $7,222 and $2,260 as of August 31, 2018 and August 31, 2017, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $0 at August 31, 2018.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $36,164 during the year ended August 31, 2018.   The Company converted $31,570 of principal and $12,222 of interest into shares during the year ended August 31, 2018.  This note is currently in default.

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

LG Capital Funding, LLC

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $84 as of August 31, 2017 and $0 at August 31, 2018.  The debt discounts had a balance at August 31, 2017 of $9,589 and $0 at August 31, 2018.  During the year ended August 31, 2017, $15,930 of principal and $706 of accrued interest was converted into shares; see Note 3 for more information. The Company made cash payments of $5,770, to end with a balance of $6,300 as of August 31, 2017.   The note was fully converted into shares during the three months ended November 30, 2017.  The Company recorded debt discount amortization expense of $18,411 during the year ended August 31, 2017 and $9,589 during the three months ended November 30, 2017.   The entire balance of the Note has been converted to stock.

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

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $7,272 and $10,890 and $3,850 as of November 30, 2017 and August 31, 2017.  The debt discounts had a balance at November 30, 2017 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $0 and $30,167 during the three months ended November 30, 2017 and the year ended August 31, 2017, respectively.  During the three months ended November 30, 2017 and the year ended August 31, 2017, $4,982 of principal and $3,743 of interest and $33,518 of principal and $4,220 of accrued interest was converted into shares, respectively; see Note 3 for more information.  The note has now been fully converted as of November 30, 2017.

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

On July 18, 2016, the Company issued a convertible note to Tangiers Capital Group for $27,500 of cash consideration.  The note bears interest at 10%, matures on July 18, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $25,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $0 and $8,401 and as of August 31, 2018 and August 31, 2017.  The debt discounts had a balance at August 31, 2018 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $24,185 and $3,315 during the year ended August 31, 2017 and the year ended August 31, 2016, respectively.  $27,500 of principal and $39,694 of interest were converted into shares during the year ended August 31, 2018; see Note 3 for further information.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the year ended August 31, 2018, $18,526 of discount amortization was recorded, to result in a remaining debt discount balance of $4,474 as of August 31, 2018.  Accrued interest at August 31, 2018 was $2,760.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the year ended August 31, 2018, $11,658 of discount amortization was recorded, to result in a remaining debt discount balance of $11,342 as of August 31, 2018.  Accrued interest at August 31, 2018 was $2,760.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $3,499 as of August 31, 2017 and $5,206 as of August 31, 2018.  The debt discounts had a balance at August 31, 2017 of $25,118 and $0 as of August 31, 2018. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $25,118 during the year ended August 31, 2018.  This note is currently in default.

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

Crown Bridge Partners, LLC.

On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $13,041 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $29,459 during the year ended August 31, 2017 and $13,041 during the year ended August 31, 2018. During the year ended August 31, 2017, $10,954 of principal and $13,502 of interest were converted into shares and during the year ended August 31, 2018, principal of $31,546 and interest of $5,217 was converted into shares; see Note 3 for more information.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC. for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $838 as of August 31, 2017 and $363 as of August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $49,777 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $49,682 during the year ended August 31, 2018.  The Company converted $39,524 in principal and $1,500 in accrued interest into shares during the year ended August 31, 2018; see Note 3 for more information.  This note is currently in default.

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

Crossover Capital Fund, LLC

On February 14, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on February 14, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $34,000 due to this conversion feature. The Company also recorded a $6,000 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $18,301 and $0 at August 31, 2018.  The Company recorded debt discount amortization expense of $21,699 during the year ended August 31, 2017 and $18,301 during the year ended August 31, 2018.  During the year ended August 31, 2018 principal of $32,487 and interest of $1,298 was converted into shares; see Note 3 for more information.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $416 as of August 31, 2017 and $2,821 at August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $35,836 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $35,836 during the year ended August 31, 2018.  During the year ended August 31, 2018, the Company converted $17,106 in principal and $2,544 of accrued interest into shares; see Note 3 for more information.  This note is currently in default.

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

Forward Financing

On December 11, 2017, the Company issued a promissory note to Forward Financing for $61,405 of cash consideration.  The note bears interest at 41%, matures on June 20, 2018. The Company recorded a debt discount equal to $26,579 due to the unpaid interest which was added to the principal balance to be repaid during the 6 month note.  During the year ended August 31, 2018, the company amortized $26,579 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of August 31, 2018.  During the year ended August 31, 2018, the Company repaid $87,984 in principal on the note in cash leaving a net balance on the note of $0.  As of August 31, 2018; this note was repaid in full.

IOU Financial

On March 30, 2018, the Company issued a promissory note to IOU Financial for $120,000 of cash consideration.  The note bears interest at 32%, matures on March 30, 2019. The Company recorded a debt discount equal to $38,630 due to the unpaid interest which was added to the principal balance to be repaid during the 12 month note.  During the year ended August 31, 2018, the company amortized $16,299 of the debt discount into interest expense leaving a remaining total debt discount on the note of $22,331 as of August 31, 2018.  During the year ended August 31, 2018, the Company repaid $69,206 in principal on the note in cash leaving a balance on the note of $89,424 owed as of August 31, 2018.

NOTE 5- RELATED PARTY TRANSACTIONS

Convertible Note Payable – Related Party

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount of $7,842 amortized during the year ended August 31, 2018.  The note was repaid during the fiscal year ended August 31, 2018.

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

Preferred Stock Issued for Services

On July 25, 2017, the Articles of Incorporation were amended to increase the voting rights of preferred shares to 100,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $0 which was recorded on the grant date as stock-based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $54,000 which was recorded on the grant date as stock-based compensation.

On December 4, 2017, the Company granted 50,000 additional Series A Preferred Stock shares to Robert Cashman, a related party.  The value assigned to the new shares was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $1,000 which was recorded on the grant date as stock-based compensation.

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $896,914 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at August 31, 2018 and August 31, 2017:

	2018	2017
Net tax loss carry-forwards	$896,914	$826,428
Statutory rate	21%	34%
Expected tax recovery	188,352	280,986
Change in valuation allowance	(188,352)	(280,986)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$188,352	$280,986
Less: valuation allowance	(188,352)	(280,986)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Service Team Inc. leased a building at 1818 East Rosslyn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2018, the deferred rent related to this lease was $12,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman., a related party, at no charge.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC 855, and there are currently no subsequent events to report.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2018.

Based on this evaluation, these officers concluded that, as of August 31, 2018, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only inaccordance with authorizations of management and directors of the issuer.

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2018 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2018, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

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

Mr. Cashman has also received numerous awards for his continued involvement in civic activities including a member of the Orange County Airport Commission (24 years), operators of the John Wayne Airport, serving on the Governing Board of the local and national YMCA (12 years), and a long-term involvement with the Boy Scouts of America on both the local and national basis.  He has served on the City of Anaheim's Work Force Development Board, the city agency that allocates federal funding for educational programs in the city. Mr. Cashman served as an aviation officer (pilot) in the Korean War, owns and flies his own airplane and serves on the boards of several aviation organizations.  He is a graduate of the University of California, Los Angeles (UCLA).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company by the officers and directors, as a group.

Present Ownership	Common Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	1,000,000	0.006%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	1,000,000	0.006%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

The following table sets forth the beneficial ownership of Preferred stock of the Company by the officers and directors, as a group.

Present Ownership	Preferred Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	150,000	100%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	150,000	100%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Convertible Note Payable – Related Party

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount of $7,842 amortized during the year ended August 31, 2018.  The note was repaid during the fiscal year ended August 31, 2018.

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

Preferred Stock Issued for Services

On July 25, 2017, the Articles of Incorporation were amended to increase the voting rights of preferred shares to 100,000 votes per share. The Series A share amendments valued according to the additional voting rights and dividend rights assigned. The value assigned to the dividend rights was derived from a model utilizing future economic value of the dividends and was $0 which was recorded on the grant date as stock-based compensation.  The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $54,000 which was recorded on the grant date as stock-based compensation.

On December 4, 2017, the Company granted 50,000 additional Series A Preferred Stock shares to Robert Cashman, a related party.  The value assigned to the new shares was derived from a model utilizing control premiums to value the voting control of the preferred stock and was $1,000 which was recorded on the grant date as stock-based compensation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $39,000 for the fiscal year ended August 31, 2018, and $33,000 for the fiscal year ended August 31, 2017.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2018, and $0 for the fiscal year ended August 31, 2017.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2018 and 2017.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2018 and $0 for the fiscal year ended August 31, 2017.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2018 and August 31, 2017,  (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2018 and 2017, (iii) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2018 and 2017 and (v) the notes to the Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Robert L. Cashman	President, Chief Executive Officer	November 30, 2018
(principal executive officer)

/s/ Robert L Cashman	Secretary, Chief Financial Officer, Chief Accounting Officer	November 30, 2018