Form 10-Q
period 2018-11-30
Service Team Inc.
filed 2019-01-14
CIK 1535635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 5, 2018:  8,852,873,544 common shares and 150,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2018 (UNAUDITED) AND AUGUST 31, 2018

	11/30/18	8/31/18
ASSETS
Cash	$141,562	$48,855
Accounts receivable, net	359,446	330,631
Total Current Assets	501,008	379,486

Property and equipment, net	168,068	171,726
Prepaid Expenses – non-current	14,000	14,000
TOTAL ASSETS	$683,076	$565,212

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable	$107,338	$101,030
Convertible notes payable net	17,408	16,584
Convertible notes payable net – currently in default	110,138	107,832
Promissory note payable net	37,092	67,092
Accrued expense	78,888	66,575
Accrued interest	26,432	20,940
TOTAL LIABILITIES	377,296	380,053

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 20,000,000,000 authorized, and 8,852,873,544 issued and outstanding as of November 30, 2018 and 8,852,873,544 issued and outstanding as of August 31, 2018 respectively.	8,852,874	8,852,874
Preferred stock – Series A, $0.001 par value, 150,000 authorized, 150,000 and 150,000 issued and outstanding as of November 30, 2018 and August 31, 2018, respectively.	150	150
Additional paid in capital	(5,611,302)	(5,611,302)
Stock payable	7,095	-
Accumulated deficit	(2,943,037)	(3,056,563)
TOTAL SHAREHOLDERS' EQUITY	305,780	185,159
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	683,076	$565,212

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING NOVEMBER 30, 2018 AND NOVEMBER 30, 2017 (UNAUDITED)

	3 Months Ended 11/30/18	3 Months Ended 11/30//17
REVENUES
Sales	$993,889	$931,459

COST OF SALES
Cost of sales	717,017	730,924
Gross Margin	276,872	200,535

OPERATING EXPENSES
General & administrative expenses	126,460	148,056
Depreciation expense	4,206	3,886
Total Operating Expenses	130,666	151,942

INCOME FROM OPERATIONS	146,206	48,593

OTHER EXPENSE
Interest Expense	32,680	126,877
Total Other Expense	32,680	126,877

NET INCOME (LOSS)	$113,526	$(78,284)

Weighted average number of common shares outstanding – basic	8,852,873,544	3,394,696,957
Weighted average number of common shares outstanding – fully diluted	11,515,613,544	3,394,696,957

Net income (loss) per share - basic	$0.00	$(0.00)
Net income (loss) per share - fully diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial state

CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR
ENDED AUGUST 31, 2018 AND THE THREE MONTHS ENDED NOVEMBER 30, 2018 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, August 31, 2017	2,319,879,587	$2,319,880	100,000	$100	$598,737	$4,742	$(2,701,796)	$221,663
Shares Issued for Note Conversions	6,427,625,957	6,427,626	-	-	(6,150,363)	-	-	277,263
Shares Issued for
Stock Payable	105,368,000	105,368	-	-	(100,626)	(4,742)	-	-
Stock Based Compensation	-	-	50,000	50	950	-	-	1,000
Beneficial Conversion Feature	-	-	-	-	40,000	-	-	40,000
Net Loss	-	-	-	-	-	-	(354,767)	(354,767)
Balance August 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	$-	$(3,056,563)	$185,159

Stock Payable for Note Conversion	-	-	-	-	-	7,095	-	7,095
Net Income	-	-	-	-	-	-	113,526	113,526
Balance November 30, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	7,095	$(2,943,037)	$305,780

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2018
AND NOVEMBER 30, 2017 (UNAUDITED)

	11/30/18	11/30/17
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$113,526	$(78,284)

Adjustments to reconcile net income (loss) with cash provided by (used in) operations:
Debt discount amortization	19,881	107,259
Depreciation	4,206	3,886

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(28,815)	(77,734)
Accrued expenses	5,760	(6,780)
Accounts payable	17,805	(1,366)
Net Cash Provided by (Used in) Operating Activities	132,363	(53,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(15,564)
Net Cash Used in Investing Activities	-	(15,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt – third party	-	20,000
Payments on promissory notes – third party	(39,656)	-
Proceeds from convertible debt – related party	-	7,500
Net Cash Provided by (Used in) Financing Activities	(39,656)	27,500

Net Increase (Decrease) In Cash and Cash Equivalents	92,707	(41,083)
Cash at Beginning of Period	48,855	80,810
Cash at End of period	$141,562	$39,727

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-cash transactions:
Beneficial conversion feature	$-	$20,000
Common stock issued for stock payable	$-	$4,742
Conversions of debt to stock payable	$7,095	$-
Conversions of debt to common stock	$-	$107,971

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AT NOVEMBER 30, 2018 (UNAUDITED)

NOTE 1 - ORGANIZATION

Organization

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company reduced its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired Trade Leasing, Inc. for 4,000,000 shares of its common stock, a commonly held company.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2013.  Trade Leasing, Inc. is principally involved in the manufacturing, maintenance and repair of truck bodies.   On September l, 2018, Service Team Inc. changed its state of domicile from the state of Nevada to the state of Wyoming.

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

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders' Equity and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying audited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of November 30, 2018 of $2,943,037 and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2018, or August 31, 2018.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 450 customers. Three customers represented about 16%, 12% and 10% of total receivables as of November 30, 2018.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2018. During the three month period ended November 30, 2018, the Company had two customers that represented 23% and 21% of total sales. During the three month period ended November 30, 2017, the Company had one customer that represented 16% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2018 or August 31, 2018.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $4,206 and $3,886 of depreciation expense during the three months ended November 30, 2018 and 2017, respectively.

Net property and equipment were as follows at November 30, 2018 and August 31, 2018:

	11/30/18	8/31/18
Equipment	$364.759	$364,211
Vehicles	15,000	15,000
Furniture	24,000	24,000
Leasehold improvements	52,826	52,826
Subtotal	456,585	456,037
Less: accumulated depreciation	(288,517)	(284,311)
Total Fixed Assets, Net	$168,068	$171,726

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of November 30, 2018, the deferred rent related to this lease was $11,333.

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

Cash, accounts receivable, accounts payable, promissory notes, convertible notes and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short-term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2018 on a recurring basis:
Description	Level 1	Level 2	Level 3	Total Realized Loss
Convertible Note Payable-net	$17,408	$-	$-	$-
Convertible Note Payable-net, in default	110,138	-	-	-
Total	$127,546	-	-	-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
Convertible Note Payable-net	$16,584	$-	$-	$-
Convertible Note Payable-net, in default	107,832	-	-	-
Total	$124,416	-	-	-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2018 and August 31, 2018 where it cannot conclude that it is more likely than not that those assets will be realized.

Revenue Recognition

Trade Leasing Inc dba Delta Stag Manufacturing

Effective September 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605. Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three months ended November 30, 2018.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three month period ended November 30, 2018, because the Company operations resulted in net income, therefore additional dilutive securities were included in the diluted EPS.   During the three month period ended November 30, 2017, there were net losses; therefore, no additional dilutive securities were included in the diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We used the modified retrospective method of adoption and adopted the standard as of September 1, 2018, the beginning of our current fiscal year.

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

Share Transactions

2019

On November 13, 2018, JMJ Financial converted $7,095 of its Note into 129,000,000 shares of common stock. The shares were not issued as of November 30, 2018; therefore, a stock payable of $7,095 has been recorded in equity. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion

2018

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

As of November 30, 2018 and August 31, 2018, the Company has not granted any stock options.

During 2018 and 2019 the Company did not sell any Common Shares.  The only shares issued were for Conversion of Notes.

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

Convertible Notes Payable – Third Party

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $7,222 and $2,260 as of August 31, 2018 and August 31, 2017, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $0 at August 31, 2018.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $36,164 during the year ended August 31, 2018.   The Company converted $31,570 of principal and $12,222 of interest into shares during the year ended August 31, 2018.  The Company converted $7,095 of principal into shares during the period ended November 30, 2018.   This note is currently in default.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the year ended August 31, 2018, $18,526 of discount amortization was recorded, to result in a remaining debt discount balance of $4,474 as of August 31, 2018.  During the three months ended November 30, 2018, the remaining discount balance of $4,474 was amortized leaving a remaining debt discount balance of $0 as of November 30, 2018.  Accrued interest at August 31, 2018 and November 30, 2018 was $2,760 and $3,042, respectively.  This note is currently in default.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the year ended August 31, 2018, $11,658 of discount amortization was recorded, to result in a remaining debt discount balance of $11,342 as of August 31, 2018.  During the three months ended November 30, 2018, the Company amortized $5,750 of the debt discount leaving a remaining balance of $5,592 as of November 30, 2018.  Accrued interest at August 31, 2018 and November 30, 2018 was $2,760 and $3,450, respectively.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $6,956 as of November 30, 2018 and $5,206 as of August 31, 2018.  The debt discounts had a balance at August 31, 2017 of $25,118 and $0 as of August 31, 2018. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $25,118 during the year ended August 31, 2018.  This note is currently in default.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC. for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $727 as of November 30, 2018 and $363 as of August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $49,777 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $49,682 during the year ended August 31, 2018.  The Company converted $39,524 in principal and $1,500 in accrued interest into shares during the year ended August 31, 2018; see Note 3 for more information.  This note is currently in default.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $4,332 as of November 30, 2018 and $2,821 at August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $35,836 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $35,836 during the year ended August 31, 2018.  During the year ended August 31, 2018, the Company converted $17,106 in principal and $2,544 of accrued interest into shares; see Note 3 for more information.  This note is currently in default.

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

IOU Financial

On March 30, 2018, the Company issued a promissory note to IOU Financial for $120,000 of cash consideration.  The note bears interest at 32%, matures on March 30, 2019. The Company recorded a debt discount equal to $38,630 due to the unpaid interest which was added to the principal balance to be repaid during the 12 month note.  During the year ended August 31, 2018, the company amortized $16,299 of the debt discount into interest expense leaving a remaining total debt discount on the note of $22,331 as of August 31, 2018.  During the year ended August 31, 2018, the Company repaid $69,206 in principal on the note in cash leaving a balance on the note of $73,200 owed as of August 31, 2018.  During the period ended November 30, 2018, the company amortized $9,658 of the debt discount into interest expense leaving a remaining total debt discount on the note of $12,674 as of November 30, 2018.  During the period ended November 30, 2018, the Company repaid $39,656 in principal on the note in cash leaving a balance on the note of $49,766 owed as of November 30, 2018.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $763,507 as of November 30, 2018, that will be offset against future taxable income.  The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at November 30, 2018 and August 31, 2018:

	11/30/18	8/31/18
Net tax loss carry-forwards	$763,507	$896,914
Statutory rate	21%	21%
Expected tax recovery	160,336	188,352
Change in valuation allowance	(160,336)	(188,352)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$160,336	$188,352
Less: valuation allowance	(160,336)	(188,352)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of November 30, 2018, the deferred rent related to this lease was $11,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 8 – SUBSEQUENT EVENTS

On December 28, 2018, Tangiers Investment Group, LLC converted $20,621 of its Note Dated 7-18-16 into 601,195,335 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company eliminated its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 25,000 common shares of Trade Leasing, Inc., representing 100% ownership, for 4,000,000 shares of its common stock; in addition, both entities are under common control.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1, 2012.

Trade Leasing Inc dba Delta Stag Manufacturing is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 75 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 43 factory workers and four management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include 9 different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

Liquidity and Capital Resources

As of November 30, 2018, we had assets of $683,076 including current assets of $501,008.   We have accounts payable of $107,338, and convertible notes payable – third party of $127,546.   Accrued interest and expenses of $105,320.    Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended November 30, 2018 compared to the Three Months Ended November 30, 2017

Sales during the three month period ended November 30, 2018, were $993,889 compared to $931,459 for the three month period ending November 30, 2017.   Our cost of sales for the three month period ending November 30, 2018 was $717,017, compared to $730,924 for the three month period ending November 30, 2017. Our operating expenses for the three month period ending November 30, 2018, were $130,666 compared to $151,942 for the three month period ending November 30, 2017.  We had a net income during the three month period ending November 30, 2018, of $113,526; and a net loss of $(78,284) during the three month period ending November 30, 2017.

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

None

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

Service Team Inc.

Date January 14, 2019	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date January 14, 2019	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer