Form 10-Q
period 2019-02-28
Service Team Inc.
filed 2019-04-05
CIK 1535635

``
 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 2019:  8,852,873,544 common shares and 150,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2019 (UNAUDITED) AND AUGUST 31, 2018

	2/28/19	8/31/18
ASSETS
Cash	$692	$48,855
Accounts receivable, net	397,646	330,631
Total current assets	398,338	379,486

Property and equipment, net of depreciation	165,164	171,726
Prepaid expenses	14,000	14,000
TOTAL ASSETS	$577,502	$565,212

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$114,419	$101,030
Convertible notes payable, net	-	16,584
Convertible notes payable, net currently in default	133,137	107,832
Promissory Note Payable, net	62,895	67,092
Accrued expense	91,737	66,575
Accrued interest	31,731	20,940
TOTAL LIABILITIES	433,919	380,053

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 20,000,000,000 authorized, 8,852,873,544 and 8,852,873,544 issued and outstanding as of February 28, 2019 and August 31, 2018, respectively.	8,852,874	8,852,874
Preferred stock – Series A, $0.001 par value, 150,000 authorized, 150,000 and 150,000 issued and outstanding as of February 28, 2019 and August 31, 2018, respectively.	(150)	(150)
Stock Payable	(7,095)	-
Additional paid in capital	(5,611,302)	(5,611,302)
Accumulated deficit	(3,105,234)	(3,056,563)
TOTAL SHAREHOLDERS' EQUITY	143,583	185,159
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$577,502	$565,212

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING
FEBRUARY 28, 2019 AND FEBRUARY 28, 2018 (UNAUDITED)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	2/28/19	2/28/18	2/28/19	2/28/18
REVENUES
Sales	$919,177	$844,875	$1,913,066	$1,776,334

COST OF SALES
Cost of sales	854,318	706,267	1,571,335	1,437,191

Gross Margin	64,859	138,608	341,731	339,143

OPERATING EXPENSES
General & Administrative Expenses	204,303	205,194	330,763	353,250
Depreciation Expense	4,205	3,887	8,411	7,773
Total Operating Expenses	208,508	209,081	339,174	361,023

INCOME (LOSS) FROM OPERATIONS	(143,649)	(70,473)	2,557	(21,880)

OTHER EXPENSE
Interest Expense	(18,548)	(93,313)	(51,228)	(220,190)
Total Other Expense	(18,548)	(93,313)	(51,228)	(220,190)

NET LOSS	$(162,197)	$(163,750)	$(48,671)	$(242,070)

Weighted Average number of common shares outstanding - basic and fully diluted	8,852,873,544	6,516,354,316	8,852,873,544	4,928,637,507

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR
ENDED AUGUST 31, 2018 AND THE SIX MONTHS ENDED FEBRUARY 28, 2019 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, August 31, 2017	2,319,879,587	$2,319,880	100,000	$100	$598,737	$4,742	$(2,701,796)	$221,663
Shares Issued for Note Conversions	6,427,625,957	6,427,626	-	-	(6,150,363)	-	-	277,263
Shares Issued for Stock Payable	105,368,000	105,368	-	-	(100,626)	(4,742)	-	-
Stock Based Compensation	-	-	50,000	50	950	-	-	1,000
Beneficial Conversion Feature	-	-	-	-	40,000	-	-	40,000
Net Loss	-	-	-	-	-	-	(354,767)	(354,767)
Balance August 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	$-	$(3,056,563)	$185,159
Stock Payable for Note Conversion	-	-	-	-	-	7,095	-	7,095
Net Income	-	-	-	-	-	-	(48,671)	(48,671)
Balance February 28, 2019	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	7,095	$(3,105,234)	$143,583

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019 AND 2018 (UNAUDITED)

	2/28/19	2/28/18
Cash flows from operating activities
Net loss	$(48,671)	$(242,070)

Adjustments to reconcile net (loss) with cash provided by operations:
Debt discount amortization	40,437	187,080
Stock based compensation – related party	-	1,000
Depreciation	8,411	7,773

Change in operating assets and liabilities:
Accounts receivable	(67,015)	(73,422)
Accrued expenses	35,953	54,081
Accounts Payable	11,540	11,142
Net cash provided by operating activities	(19,345)	(54,416)

Cash flows from investing activities
Cash paid for purchase of fixed assets	-	(17,677)
Net cash used in investing activities	-	(17,677)

Cash flows from financing activities
Proceeds from promissory notes	47,756	61,405
Proceeds from convertible notes payable – related party	-	7,500
Proceeds from convertible notes payable	-	40,000
Payments on promissory notes	(76,574)	(30,800)
Net cash provided by (used in) financing activities	(28,818)	78,105

Net increase (decrease) in cash and cash equivalents	(48,163)	6,012
Cash at beginning of period	48,855	80,810
Cash at end of period	$692	$86,822

Supplemental Disclosures
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Beneficial conversion features	$-	$40,000
Conversions of debt to stock payable	$7,095	$-
Common shares issued for common stock payable	$-	$4,742
Common shares issued for debt conversions	$-	$215,169

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2019 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of February 28, 2019 of $3,105,234 and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at February 28, 2019, or August 31, 2018.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 300 customers. Three customers represented about 19%, 12% and 10% of total receivables as of February 28, 2019.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2018. During the six month period ended February 28, 2019, the Company had two customers that represented 19% and 12% of total sales. During the six month period ended February 28, 2018, the Company had one customer that represented 19% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at February 28, 2019 or August 31, 2018.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $8,411 and $7,773 of depreciation expense during the six months ended February 28, 2019 and 2018, respectively.

Net property and equipment were as follows at February 28, 2019 and August 31, 2018:

	2/28/19	8/31/18
Equipment	$366,059	$364,210
Vehicles	15,000	15,000
Furniture	24,000	24,000
Leasehold improvements	52,827	52,827
Subtotal	457,886	456,037
Less: accumulated depreciation	(292,722)	(284,311)
Total Fixed Assets, Net	$165,164	$171,726

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of February 28, 2018, the deferred rent related to this lease was $10,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of February 28, 2019 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Note Payable, net – in default	$133,137	$-	$-	$-
Total	$133,137	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2018 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible note payable, net – in default	$107,832	$-	$-	$-
Convertible notes payable, net	16,584	-	-	-
Total	$124,416	$-	$-	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at February 28, 2019 and August 31, 2018 where it cannot conclude that it is more likely than not that those assets will be realized.

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

On September 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after September 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on September 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:
● identification of the contract, or contracts, with a customer;
● identification of the performance obligations in the contract;
● determination of the transaction price;
● allocation of the transaction price to the performance obligations in the contract; and
● recognition of revenue when, or as, we satisfy a performance obligation.

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

As of February 28, 2019 and August 31, 2018, the Company has not granted any stock options.

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

NOTE 4 – DEBT TRANSACTIONS

Convertible Notes Payable – Related Party

R.L. Cashman

On April 17, 2017, the Company issued a convertible note to Robert Cashman (a related party) for $12,500 of cash consideration.  The note bears interest at 10%, matures on April 17, 2018, and is convertible into common stock at 50% of the average bid price of the stock during the 30 days prior to the conversion. The Company recorded a debt discount equal to $12,500 due to this conversion feature and amortized $4,658 during the year ended August 31, 2017, with a remaining debt discount of $7,842 amortized during the year ended August 31, 2018.  The note was repaid in full during the fiscal year ended August 31, 2018.

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

Convertible Notes Payable – Third Party

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $7,222 and $8,628 as of August 31, 2018 and February 28, 2019, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $0 at August 31, 2018.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $36,164 during the year ended August 31, 2018.   The Company converted $31,570 of principal and $12,222 of interest into shares during the year ended August 31, 2018.  The Company converted $7,095 of principal into shares during the period ended November 30, 2018.   This note is currently in default.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the year ended August 31, 2018, $18,526 of discount amortization was recorded, to result in a remaining debt discount balance of $4,474 as of August 31, 2018.  During the three months ended November 30, 2018, the remaining discount balance of $4,474 was amortized leaving a remaining debt discount balance of $0 as of November 30, 2018.  Accrued interest at August 31, 2018 and February 28, 2019 was $2,760 and $3,324, respectively.  This note is currently in default.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the year ended August 31, 2018, $11,658 of discount amortization was recorded, to result in a remaining debt discount balance of $11,342 as of August 31, 2018.  During the three months ended November 30, 2018, the Company amortized $5,750 of the debt discount leaving a remaining balance of $5,592 as of November 30, 2018.  Accrued interest at August 31, 2018 and February 28, 2019 was $2,760 and $4,140, respectively.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $8,706 as of February 28, 2019 and $5,206 as of August 31, 2018.  The debt discounts had a balance at August 31, 2017 of $25,118 and $0 as of August 31, 2018. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $25,118 during the year ended August 31, 2018.  This note is currently in default.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC. for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $1,090 as of February 28, 2019 and $363 as of August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $49,777 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $49,682 during the year ended August 31, 2018.  The Company converted $39,524 in principal and $1,500 in accrued interest into shares during the year ended August 31, 2018; see Note 3 for more information.  This note is currently in default.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $5,844 as of February 28, 2019 and $2,821 at August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $35,836 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $35,836 during the year ended August 31, 2018.  During the year ended August 31, 2018, the Company converted $17,106 in principal and $2,544 of accrued interest into shares; see Note 3 for more information.  This note is currently in default.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00005. In the event that the authorized shares were not sufficient, the Company has obtained authorization from a majority of shareholders such that the appropriate number of shares will be available or issuable for settlement to occur

Promissory Notes Payable – Third Party
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

IOU Financial

On March 30, 2018, the Company issued a promissory note to IOU Financial for $120,000 of cash consideration.  The note bears interest at 32%, matures on March 30, 2019. The Company recorded a debt discount equal to $38,630 due to the unpaid interest which was added to the principal balance to be repaid during the 12 month note.  During the year ended August 31, 2018, the company amortized $16,299 of the debt discount into interest expense leaving a remaining total debt discount on the note of $22,331 as of August 31, 2018.  During the year ended August 31, 2018, the Company repaid $69,206 in principal on the note in cash leaving a balance on the note of $73,200 owed as of August 31, 2018.  During the period ended February 28, 2019, the company amortized $22,331 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of February 28, 2019.  During the period ended February 28, 2019, the Company repaid $89,424 in principal on the note in cash leaving a balance on the note of $0 owed as of February 28, 2019.

On January 22, 2019, the Company issued a promissory note to IOU Financial for $75,000 of cash consideration.  The note bears interest at 32%, matures on October 23, 2019.  The Company recorded a debt discount equal to $16,954 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note.  During the period ended February 28, 2019, the company amortized $2,289 of the debt discount into interest expense leaving a remaining total debt discount on the note of $14,665 as of February 28, 2019.  The proceeds of the loan were used to pay $27,244 to IOU Financial to pay the note dated March 30, 2018 in full.  And the remaining amount $47,776 was added to working capital.  During the period ended February 28, 2019, the Company repaid $14,394 in principal on the note in cash leaving a balance on the note of $77,560 owed as of February 28, 2019.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $905,148 as of February 28, 2019, that will be offset against future taxable income.  The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at February 28, 2019 and August 31, 2018:

	2/28/19	8/31/18
Net tax loss carry-forwards	$905,148	$896,914
Statutory rate	21%	21%
Expected tax recovery	190,081	188,352
Change in valuation allowance	(190,081)	(188,352)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$190,081	$188,352
Less: valuation allowance	(190,081)	(188,352)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of February 28, 2019, the deferred rent related to this lease was $10,333.

Our principal executive offices are located in 600 square feet in a building at 18482 Park Villa Place, Villa Park, California 92861. The space is furnished by Robert L. Cashman, a related party, at no charge.

NOTE 8 – SUBSEQUENT EVENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

Service Team Inc. (the "Company") was incorporated pursuant to the laws of the State of Nevada on June 6, 2011.  The Company was organized to comply with the warranty obligations of electronic devices manufactured by companies outside of the United States.  The business proved to be unprofitable and the Company eliminated its warranty and repair operations.  On June 5, 2013, Service Team Inc. acquired 25,000 common shares of Trade Leasing, Inc., representing 100% ownership, for 4,000,000 shares of its common stock; in addition, both entities are under common control.  Trade Leasing, Inc., a California corporation, was incorporated on November 1, 2011, and commenced business January 1,

Trade Leasing Inc dba Delta Stag Manufacturing is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The company is also involved in other products used by the trucking industry.   The company operates a complete manufacturing and repair facility in South Gate, California.  The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then unplugged and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermo-king Corporation a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 34 factory workers and four management personnel.  The management personnel make all of the sales and manage the factory. The company has all of the government licenses necessary to conduct its business. These include 9 different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

Liquidity and Capital Resources

As of February 28, 2019, we had assets of $577,502 including current assets of $398,338.   We have accounts payable of $114,419, and convertible notes payable – third party of $133,137.   Accrued interest and expenses of $123,468.    Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended February 28, 2019, compared to the Three Months Ended February 28, 2018

Sales during the three month period ended February 28, 2019, were $919,177 compared to $844,875 for the three month period ending February 28, 2018.   Our cost of sales for the three month period ending February 28, 2019, was $854,318 compared to $706,267 for the three month period ending February 28, 2018. Our operating expenses for the three month period ending February 28, 2019, were $208,508 compared to $209,081 for the three month period ending February 28, 2018.  We had a net loss during the three month period ending February 28, 2019, of $(162,197); and a net loss of $(163,750) during the three month period ending February 28, 2018.

Six Months Ended February 28, 2019, compared to the Six Months Ended February 28, 2018

Sales during the six month period ended February 28, 2019, were $1,913,066 compared to $1,776,334 for the six month period ending February 28, 2018.   Our cost of sales for the six month period ending February 28, 2019, was $1,571,335 compared to $1,437,191 for the six month period ending February 28, 2018. Our operating expenses for the six month period ending February 28, 2019, were $339,174 compared to $361,023 for the six month period ending February 28, 2018.  We had a net loss during the six month period ending February 28, 2019, of $(48,671); and a net loss of $(242,070) during the six month period ending February 28, 2018.

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

Service Team Inc.

Date April 5, 2019	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Executive Officer and President Principal Executive Officer

Date April 5, 2019	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer