Form 10-Q
period 2019-05-31
Service Team Inc.
filed 2019-07-12
CIK 1535635

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

(714) 538-5214
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 5, 2019:  8,852,873,544 common shares and 150,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2019 (UNAUDITED) AND AUGUST 31, 2018

	5/31/19	8/31/18
ASSETS
Cash	$29,201	$48,855
Accounts receivable, net	408,752	330,631
Total current assets	437,953	379,486

Property and equipment, net of depreciation	162,844	171,726
Prepaid expenses	14,000	14,000
TOTAL ASSETS	$614,797	$565,212

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts payable	$62,521	$101,030
Convertible notes payable, net	—	16,584
Convertible notes payable, net currently in default	133,137	107,832
Promissory Note Payable, net	37,201	67,092
Accrued expense	78,149	66,575
Accrued interest	37,030	20,940
TOTAL LIABILITIES	348,038	380,053

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 20,000,000,000 authorized, 8,852,873,544 and 8,852,873,544 issued and outstanding as of May 31, 2019 and August 31, 2018, respectively.	8,852,874	8,852,874
Preferred stock – Series A, $0.001 par value, 150,000 authorized, 150,000 and 150,000 issued and outstanding as of May 31, 2019 and August 31, 2018, respectively.	150	150
Stock Payable	7,095	—
Additional paid in capital	(5,611,302)	(5,611,302)
Accumulated deficit	(2,982,058)	(3,056,563)
TOTAL SHAREHOLDERS' EQUITY	266,759	185,159
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$614,797	$565,212

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDING

MAY 31,2019 AND MAY 31, 2018 (UNAUDITED)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	5/31/19	5/31/18	5/31/19	5/31/18
REVENUES
Sales	$1,096,983	$783,139	$3,010,049	$2,559,473

COST OF SALES
Cost of sales	802,012	658,039	2,373,347	2,095,230

Gross Margin	294,971	125,100	636,700	464,243

OPERATING EXPENSES
General & Administrative Expenses	157,915	138,804	488,678	492,054
Depreciation Expense	3,081	4,386	11,492	12,159
Total Operating Expenses	160,996	143,190	500,170	504,213

INCOME (LOSS) FROM OPERATIONS	133,975	(18,090)	136,530	(39,970)

OTHER EXPENSE
Interest Expense	(10,799)	(105,476)	(62,027)	(325,666)
Total Other Expense	(10,799)	(105,476)	(62,027)	(325,666)

NET INCOME (LOSS)	$123,176	$(123,566)	$74,505	$(365,636)

Weighted Average number of common shares outstanding - basic	8,852,873,544	8,291,333,017	8,852,873,544	6,903,361,709
Weighted Average number of common shares outstanding - fully diluted	11,515,613,544	8,291,333,017	11,515,613,544	6,903,361,709
Net income (loss) per share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share – fully diluted	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR

ENDED AUGUST 31, 2018 AND THE NINE MONTHS ENDED MAY 31, 2019 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, August 31, 2017	2,319,879,587	$2,319,880	100,000	$100	$598,737	$4,742	$(2,701,796)	$221,663
Shares Issued for Note Conversions	6,427,625,957	6,427,626	—	—	(6,150,363)	—	—	277,263
Shares Issued for Stock Payable	105,368,000	105,368	—	—	(100,626)	(4,742)	—	—
Stock Based Compensation	—	—	50,000	50	950	—	—	1,000
Beneficial Conversion Feature	—	—	—	—	40,000	—	—	40,000
Net Loss	—	—	—	—	—	—	(354,767)	(354,767)
Balance August 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	$—	$(3,056,563)	$185,159
Stock Payable for Note Conversion	—	—	—	—	—	7,095	—	7,095
Net Income	—	—	—	—	—	—	74,505	74,505
Balance May 31, 2019	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	7,095	$(2,982,058)	$266,759

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND MAY 31, 2018 (UNAUDITED)

	5/31/19	5/31/18
Cash flows from operating activities
Net income (loss)	$74,505	$(365,636)

Adjustments to reconcile net income (loss) with cash provided by (used in) operations:
Debt discount amortization	46,130	273,477
Stock based compensation – related party	—	1,000
Depreciation	11,492	12,159

Change in operating assets and liabilities:
Accounts receivable	(78,121)	(43,216)
Accrued expenses	27,664	86,980
Accounts Payable	(41,119)	(51,655)
Net cash provided by (used in) operating activities	40,551	(86,891)

Cash flows from investing activities
Cash paid for purchase of fixed assets	—	(31,278)
Net cash used in investing activities	—	(31,278)

Cash flows from financing activities
Payments on promissory notes	(107,961)	(135,788)
Proceeds from convertible notes payable – related party	—	7,500
Proceeds from convertible notes payable	—	40,000
Proceeds from promissory notes	47,756	181,405
Net cash provided by (used in) financing activities	(60,205)	93,117

Net decrease in cash and cash equivalents	(19,654)	(25,052)
Cash at beginning of period	48,855	80,810
Cash at end of period	$29,201	$55,758

Supplemental Disclosures
Interest Paid	$30,313	$33,141
Taxes Paid	$—	$—

Non-Cash Transactions
Beneficial conversion features	$—	$40,000
Conversions of debt to common stock payable	$7,095	$—
Conversions of debt to common stock	$—	$204,615
Common shares issued for common stock payable	$—	$4,742
Conversion of accrued interest to convertible debt	$—	$72,648

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2019 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of May 31, 2019 of $2,982,058. The company will be dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at May 31, 2019, or August 31, 2018.

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

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 300 customers. Three customers represented about 22%, 12% and 9% of total receivables as of May 31, 2019.   Three customers represented 21%, 18% and 12% of total receivables as of August 31, 2018. During the nine month period ended May 31, 2019, the Company had two customers that represented 16% and 12% of total sales. During the nine month period ended May 31, 2018, the Company had one customer that represented 16% of total sales.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at May 31, 2019 or August 31, 2018.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $11,492 and $12,159 of depreciation expense during the nine months ended May 31, 2019 and 2018, respectively.

Net property and equipment were as follows at May 31, 2019 and August 31, 2018:

	5/31/19	8/31/18
Equipment	$366,820	$364,210
Vehicles	15,000	15,000
Furniture	24,000	24,000
Leasehold improvements	52,827	52,827
Subtotal	458,647	456,037
Less: accumulated depreciation	(295,803)	(284,311)
Total Fixed Assets, Net	$162,844	$171,726

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of May 31, 2019, the deferred rent related to this lease was $9,333.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of May 31, 2019 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Note Payable, net – in default	$133,137	$—	$—	$—
Total	$133,137	$—	$—	$—

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2018 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible note payable, net – in default	107,832	—	—	—
Convertible notes payable, net	16,584	—	—	—
Total	$124,416	$—	$—	$—

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at May 31, 2019 and August 31, 2018 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 did not have a material impact on the Company's financial statements or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the ASU in 2017.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We adopted the new standard on September 1, 2018.

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

Share Transactions

2019

On November 13, 2018, JMJ Financial converted $7,095 of its Note into 129,000,000 shares of common stock. The shares have not been issued; therefore, a stock payable of $7,095 has been recorded in equity. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

On October 5,2017, Crossover Capital LLC converted $6,925 of its Note dated 2-14-2017 into 142,000,000 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

As of May 31, 2019 and August 31, 2018, the Company has not granted any stock options.

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

Convertible Notes Payable – Third Party

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $7,222 and $9,331 as of August 31, 2018 and May 31, 2019, respectively.  The debt discounts had a balance at August 31, 2017 of $36,164 and a balance of $0 at August 31, 2018.  The Company recorded debt discount amortization expense of $18,836 during the year ended August 31, 2017 and $36,164 during the year ended August 31, 2018.   The Company converted $31,570 of principal and $12,222 of interest into shares during the year ended August 31, 2018.  The Company converted $7,095 of principal into shares during the period ended November 30, 2018.   This note is currently in default.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the year ended August 31, 2018, $18,526 of discount amortization was recorded, to result in a remaining debt discount balance of $4,474 as of August 31, 2018.  During the three months ended November 30, 2018, the remaining discount balance of $4,474 was amortized leaving a remaining debt discount balance of $0 as of November 30, 2018.  Accrued interest at August 31, 2018 and May 31, 2019 was $2,760 and $3,606, respectively.  This note is currently in default.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the year ended August 31, 2018, $11,658 of discount amortization was recorded, to result in a remaining debt discount balance of $11,342 as of August 31, 2018.  During the three months ended November 30, 2018, the Company amortized $5,750 of the debt discount leaving a remaining balance of $5,592 as of November 30, 2018.  Accrued interest at August 31, 2018 and May 31, 2019 was $2,760 and $4,830, respectively.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $10,455 as of May 31, 2019 and $5,206 as of August 31, 2018.  The debt discounts had a balance at August 31, 2017 of $25,118 and $0 as of August 31, 2018. The Company recorded debt discount amortization expense of $9,875 during the year ended August 31, 2017 and $25,118 during the year ended August 31, 2018.  This note is currently in default.

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

Crown Bridge Partners, LLC

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC. for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $1,453 as of May 31, 2019 and $363 as of August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $49,777 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $13,973 during the year ended August 31, 2017 and $49,682 during the year ended August 31, 2018.  The Company converted $39,524 in principal and $1,500 in accrued interest into shares during the year ended August 31, 2018; see Note 3 for more information.  This note is currently in default.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $7,355 as of May 31, 2019 and $2,821 at August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $35,836 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $4,164 during the year ended August 31, 2017 and $35,836 during the year ended August 31, 2018.  During the year ended August 31, 2018, the Company converted $17,106 in principal and $2,544 of accrued interest into shares; see Note 3 for more information.  This note is currently in default.

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

On January 22, 2019, the Company issued a promissory note to IOU Financial for $75,000 of cash consideration.  The note bears interest at 32%, matures on October 23, 2019.  The Company recorded a debt discount equal to $16,954 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note.  During the period ended May 31, 2019, the company amortized $7,982 of the debt discount into interest expense leaving a remaining total debt discount on the note of $8,972 as of May 31, 2019.  The proceeds of the loan were used to pay $27,244 to IOU Financial to pay the note dated March 30, 2018 in full.  And the remaining amount $47,776 was added to working capital.  During the period ended May 31, 2019, the Company repaid $45,781 in principal on the note in cash leaving a balance on the note of $46,173 owed as of May 31, 2019.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $776,279 as of May 31, 2019, that will be offset against future taxable income.  The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at May 31, 2019 and August 31, 2018:

	5/31/19	8/31/18
Net tax loss carry-forwards	$776,279	$896,914
Statutory rate	21%	21%
Expected tax recovery	163,019	188,352
Change in valuation allowance	(163,019)	(188,352)
Income tax provision	$—	$—

Components of deferred tax asset:
Non capital tax loss carry forwards	$163,019	$188,352
Less: valuation allowance	(163,019)	(188,352)
Net deferred tax asset	$—	$—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of May 31, 2019, the deferred rent related to this lease was $9,333.

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

Liquidity and Capital Resources

As of May 31, 2019, we had assets of $614,797 including current assets of $437,953.   We have accounts payable of $62,521, and convertible notes payable – third party of $133,137.   Accrued interest and expenses of $115,179.    Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended May 31, 2019, compared to the Three Months Ended May 31, 2018

Sales during the three month period ended May 31, 2019, were $1,096,983 compared to $783,139 for the three month period ending May 31, 2018.   Our cost of sales for the three month period ending May 31, 2019, was $802,012 compared to $658,039 for the three month period ending May 31, 2018. Our operating expenses for the three month period ending May 31, 2019, were $160,996 compared to $143,190 for the three month period ending May 31, 2018.  We had net income during the three month period ending May 31, 2019, of $123,176; and a net loss of $(123,566) during the three month period ending May 31, 2018.

Nine Months Ended May 31, 2019, compared to the Nine Months Ended May 31, 2018

Sales during the nine month period ended May 31, 2019, were $3,010,049 compared to $2,559,473 for the nine month period ending May 31, 2018.   Our cost of sales for the nine month period ending May 31, 2019, was $2,373,347 compared to $2,095,230 for the nine month period ending May 31, 2018. Our operating expenses for the nine month period ending May 31, 2019, were $500,170 compared to $504,213 for the nine month period ending May 31, 2018.  We had net income during the nine month period ending May 31, 2019, of $74,505; and a net loss of $(365,636) during the nine month period ending May 31, 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Change of Chief Executive Office

Robert L. Cashman, President, Secretary and Sole Director of Service Team Inc resigned as of May 6, 2019, and Karen J. Fowler was elected President, Secretary and Director of Service Team Inc, effective May 6, 2019. Karen J. Fowler has been employed by Service Team Inc for the past 16 years in several capacities, most recently as Acting Financial Officer.

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

Service Team Inc.

Date July 12, 2019	By:	/s/ Karen J. Fowler
Karen J. Fowler
Chief Executive Officer and President Principal Executive Officer

Date July 12, 2019	By:	/s/ Karen J. Fowler
Karen J. Fowler
Chief Financial Officer Principal Financial and Accounting Officer

