Form 10-K
period 2019-08-31
Service Team Inc.
filed 2019-12-13
CIK 1535635

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION

SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of December 12, 2019 8,852,873,544 registrant's common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I

ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	MINE SAFETY DISCLOSURES	6

PART II

PART  III

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	44

SIGNATURES	42

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

Trade Leasing Division.  This division is involved in the manufacture and repair of truck bodies.  The Company manufactures truck bodies that are attached to a truck chassis which consists of an engine, drive train, a frame with wheels, and in some cases, a cab.  The truck chassis is manufactured by third parties that are major automotive or truck companies.  These companies do not typically build specialized truck bodies.  The Company is also involved in other products used by the trucking industry.   The Company operates a complete manufacturing and repair facility in Fullerton, California. The facility manufactures both custom and standard production truck bodies in approximately 70 different models designed to fill the specialized demands of the user.   The vans are available for hauling dry freight or refrigerated freight.  The refrigerated vans are built with two to four inches of foam insulating that is sprayed in place for hauling refrigerated products such as meats, vegetables, flowers and similar products.  The Company installs different types of cooling systems in the trucks.  This varies from motor driven units installed outside the van body or refrigeration units driven off the engine of the truck.  Some refrigerated trucks use a system called "cold plate" where a large metal plate is cooled by power while the truck is parked.  The power is then disconnected, and the truck will stay cool for many hours.  The Company's customers are auto dealers and users of trucks; such as dairies, food distributors and local delivery. The company has approximately 650 customers. Three customers, represented more than 10%, 8%, and 6% of sales in the period ended August 31, 2019 Three customers represented 12%, 10% and 6% during the period ended August 31, 2018 The company is not dependent on a few major customers. Trade Leasing purchases raw materials from approximately 25 suppliers.  There are several hundred similar suppliers of comparable materials in the local area. Trade Leasing Inc. purchases refrigeration units from Thermoking Corporation, a division of United Technologies and Carrier Corporation, a division of Ingersol Rand Corporation. The two companies represent more than 80% of the refrigeration unit market. There are several other manufactures of refrigeration units that represent a small part of the market. Trade Leasing Inc. employs 49 factory workers and five management personnel.  The management personnel make all of the sales and manage the factory. The Company has all of the government licenses necessary to conduct its business. These include nine different city, county and state licenses covering vehicle transportation, air quality, hazard waste (Paint), land or building use, and sales tax.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Service Team Inc. leases a manufacturing facility at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.  The facility consists of two buildings totaling 30,000 square feet on approximately two acres of land.    Our principal executive offices are located in the building at 1818 Rosslynn Avenue Fullerton, Ca. 92831.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for listing on the OTC Bulletin Board under the symbol SVTE on October 9, 2012.   As of August 31, 2019, there were 97 active shareholders and the total shares outstanding of 8,852,873,544. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended August 31, 2019	High	Low
Fourth Quarter	$0.0001	$0.0001
Third Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
First Quarter	$0.0001	$0.0001

Fiscal Year Ended August 31, 2018	High	Low
Fourth Quarter	$0.0001	$0.0001
Third Quarter	$0.0002	$0/0001
Second Quarter	$0.0007	$0.0001
First Quarter	$0.0003	$0.0001

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

In the fiscal year ended August 31, 2019, the Company sold zero (0) shares.

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

Results of Operations

The Company had sales of $3,913,174 for the fiscal year ended August 31, 2019, compared to $3,329,876 during the fiscal year ended August 31, 2018, an increase of $583,298.  This represents an increase of 17.5 percent.  All of the sales are generated by Trade Leasing, Inc. The Service Products Division had no sales.

Cost of sales increased by $424,736 from $2,723,653 to $3,148,389 which was due to increased volume during the 2019 fiscal year.

Gross margins increased by $158,562 from $606,223 in 2018 to $764,785 in 2019, primarily due to the increase in revenues and cost of sales during 2019.

Operating and other expenses increased by $14,607 from $643,675 to $625,938 from 2018 to 2019 primarily due to an increase in work force.

Interest expense decreased by $211,688 from $331,922 to $120,234 from 2018 to 2019 primarily due to no longer financing with convertible note.

The above changes resulted in net profit of $876 during the 2019 fiscal year compared to a net loss of $354,767 during the 2018 fiscal year.  The improved performance was primarily due to the increase in sales volume and the discontinuance of financing with Convertible Notes.

Liquidity and Capital Resources

As of August 31, 2019, we had total assets of $568,638 including current assets of $396,902.   We also have current liabilities of $382,603 which consist of convertible notes of $140,232, accrued interest of $84,866, other accrued expenses of $63,521 and accounts payable of $82,564.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended August 31, 2019 and 2018 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and

Stockholders of Service Team, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Service Team, Inc. (the Company) as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

December 12, 2019

SERVICE TEAM INC
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2019, AND AUGUST 31, 2018

	2019	2018
ASSETS
Cash	$52,636	$48,855
Accounts receivable, net	344,266	330,631
Total current assets	396,902	379,486

Property and equipment, net	157,736	171,726
Prepaid expenses – non-current	14,000	14,000

TOTAL ASSETS	$568,638	$565,212
LIABILITIES & SHAREHOLDERS' (EQUITY)
Accounts payable	$82,564	$101,030
Loan - employee	1,300	—
Convertible notes payable, net	—	16.584
Convertible notes payable, net – currently in default	140,232	107,832
Promissory note payable, net	10,120	67,092
Accrued expenses	63,521	66,575
Accrued interest	84,866	20,940
TOTAL LIABILITIES	382,603	380,053

Common stock, $0.001 par value, 20,000,000,000 authorized, 8,852,873,544 and 8,852,873,544 issued and outstanding as of August 31, 2019 and 2018, respectively	8,852,874	8,852,874
Preferred stock	150	150
Additional paid in capital	(5,611,302)	(5,611,302)
Accumulated deficit	(3,055,687)	(3,056,563)
TOTAL SHAREHOLDERS' EQUITY	186,035	185,159

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$568,638	$565,212

The accompanying notes are an integral part of these consolidated financial statements.

 SERVICE TEAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL

YEARS ENDING AUGUST 31, 2019 AND 2018

	2019	2018

REVENUES	$3,913,174	$3,329,876

COST OF SALES	3,148,389	2,723,653

GROSS MARGIN	764,785	606,223

OPERATING EXPENSES
General & administrative	625,938	612,245
Depreciation expense	17,737	16,823
TOTAL OPERATING EXPENSES	643,675	629,068

OPERATING LOSS	121,110	(22,845)

OTHER EXPENSE
Interest expense	(120,234)	(331,922)
TOTAL OTHER EXPENSE	(120,234)	(331,922)

NET INCOME (LOSS)	$876	$(354,767)

Net earnings (loss) per common share - basic	0.00	(0.00)
Net earnings (loss) per common share diluted	0.00	(0.00)
Weighted average number of common shares outstanding – basic	8,852,873,544	6,775,443,901
Weighted average number of common shares outstanding – diluted	13,354,313,544	6,775,443,901

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY FOR THE YEARS

ENDED AUGUST 31, 2019 AND 2018

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, August 31, 2017	2,319,879,587	$2,319,880	100,000	$100	$598,737	$4,742	$(2,701,796)	$221.663
Shares Issued for Note Conversions	6,427,625,957	6,427,626	—	—	(6,150,363)	—	—	277,263
Beneficial Conversion Feature	—	—	—	—	40,000	—	—	40,000
Stock Based Compensation	—	—	50,000	50	950	—	—	1,000
Stock Issued for Stock Payable	105,368,000	105,368	—	—	(100,626)	(4,742)	—	—
Net Loss	—	—	—	—	—	—	(354,767)	(354,767)
Balance August 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	—	$(3,056,563)	$185,159
Net Income	—	—	—	—	—	—	876	876
Balance, August 31, 2019	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	—	$(3,055,687)	$186,035

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$876	(354,767)

Adjustments to reconcile net loss with cash provided by (used in) operations:
Stock based compensation	—	1,000
Depreciation expense	17,737	16,823
Amortization of debt discount	51,822	283,281

Change In Operating Assets and Liabilities
Accounts receivable	(13,635)	7,938
Prepaid expenses		—
Accrued expenses	60,872	28,455
Accounts payable	(18,466)	(13,968)
Net Cash Provided by (Used in) Operating Activities	99,206	(31,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(3,747)	(34,722)
Net Cash Used In Operating Activities	(3,747)	(34,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note – related party	—	7,500
Repayments of convertible note – related party	—	(20,000)
Proceeds from promissory note, net of issuance costs	72,146	181,405
Proceeds from convertible note, net of issuance costs	—	42,290
Repayments of promissory note	(163,824)	(177,190)
Net Cash Provided By (Used In) Financing Activities	(91,678)	34,005

Net Increase (Decrease) In Cash and Cash Equivalents	3,781	(31,955)

Cash at Beginning of Period	$48,855	$80.810

Cash at End of Period	$52,636	$48,855
Supplemental Disclosures
Interest Paid	$4,680	$—
Taxes Paid	$—	$—

Non-cash transactions:
Discount due to beneficial conversion feature	$—	$40,000
Convertible debt and accrued interest converted into common shares	$—	$277,263
Shares issued for stock payable	$—	$4,742

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at August 31, 2019, or August 31, 2018.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable.  As of August 31, 2019, and 2018, the allowance for doubtful accounts was $14,310 and $0, respectively. Whilst management is confident that its customers will settle their debts, it has recorded an allowance for doubtful accounts in the amount of $14,310 as of August 31, 2019.

Accounts Receivable and Revenue Concentrations

The Company's wholly owned subsidiary, Trade Leasing, Inc., has more than 650 customers. Three customers represented 12%, 10%, and 9% of total receivables as of August 31, 2018 and three customers represented 10%, 8%, and 6% of total receivables as of August 31, 2019.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally fifteen years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was depreciation expense of $17,737 and $16,823 during the fiscal years ended August 31, 2019 or August 31, 2018.

Net property and equipment were as follows at August 31, 2019 and August 31, 2018:

	2019	2018
Equipment	$367,958	$364,211
Vehicles	15,000	15,000
Leasehold improvements	52,826	52,826
Furniture	24,000	24,000
Total fixed assets, gross	459,784	456,037
Less: accumulated depreciation	(302,048)	(284,311)
Total fixed assets, net	$157,736	$171,726

 Lease Commitments

Service Team Inc. leased a building at 1818 East Rosslynn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2019, the deferred rent related to this lease was $8,259 and is included in accrual expenses.

The table below discloses the Company’s future minimum lease payment obligations as of August 31,2019

2020	$168,000
2021	168,000
2021	14,000
Total	$350,000

Our principal executive offices are located in 1000 square feet in the building at 1818 East Rosslynn Ave. Fullerton, California 92834

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

The Company has various financial instruments that must be measured under the new fair value standard including cash, convertible notes payable, accrued expenses, promissory notes payable, accounts receivable and accounts payable. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2019 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, net	$140,232	—	—	—
Totals	$140,232	$—	$—	$—

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2018 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable, net	$124,416	—	—	—
Totals	$124.416	$—	$—	$—

Income Taxes

 In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at August 31, 2019 and 2018 where it cannot conclude that it is more likely than not that those assets will be realized.

Revenue Recognition

The Trade Leasing Division receives orders from customers to build or repair truck bodies. The company builds the requested product. At the completion of the product the truck is delivered to the customer.  If the customer accepts the product Trade Leasing Inc. issues an invoice to the customer for the job. The invoice is entered into the accounting system and is recognized as revenue at that time.

The Trade Leasing Division uses the completed contract method for truck bodies built, which typically have construction periods of 15 days or less. Contracts are considered complete when title has passed, the customer has accepted the product and we do not retain risks or rewards of ownership of the truck bodies. Losses are accrued if manufacturing costs are expected to exceed manufacturing contract revenue.  Manufacturing expenses are primarily composed of aluminum cost, which is the largest component of the raw materials cost and the cost of labor.

As described above, in accordance with the requirements of ASC 606, the Company recognizes revenue from the services to its customers for building or repairing truck bodies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Stock Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts. Prior periods presented are not required to be restated. The company adopted the standard as of inception.  The Company has not issued any stock options to its Board of Directors and officers as compensation for their services.  If options are granted, they will be accounted for at a fair value as required by the FASB ASC 718.

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

	For the Years Ended August 31,
	2019	2018

Basic earnings (loss) per common share Numerator:	0.00	0.00
Net income (loss) available to common shareholders Denominator:	$876	$(354,767)
Weighted average common shares outstanding	8,852,873,544	6,775,443,901

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share Numerator:	$876	$(354,767)
Net income (loss) available to common shareholders Denominator:
Weighted average common shares outstanding	8,852,873,544	6,775,443,901
Convertible Debt	4,501,640,000	—
Adjusted weighted average common shares outstanding	13,354,313,544	6,775,443,901

Diluted earnings (loss) per common share	$0.00	$(0.00)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. The Company will adopt the ASU and related amendments on September 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the Company’s lease will continue to be classified as operating. During the first quarter of fiscal 2020, the Company will complete its implementation of its processes and policies to support the new lease accounting and reporting requirements. Based on the Company’s operating lease as of September 1, 2019, the Company preliminarily estimates the impact of the adoption of ASU 2016-02 to increase both its total assets and total liabilities in the range of $850,000 to $1,050,000. The adoption of this ASU is not expected to have a significant impact on our Consolidated Statements of Operations or Cash Flows. The Company continues to finalize the implementation of the new processes and the assessment of the impact of this adoption on its consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change, and the final impact will be known once the adoption is completed during the first quarter of fiscal 2020.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of this standard did not have a material effect on the Company’s results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Adoption of ASU 2016-15 did not have a material effect on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018 and will be applied to an award modified on or after the adoption date. Adoption of ASU 2017-09 did not have a material effect on the Company’s financial statements.

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting ASC 606.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Share Transactions

2019

There were no share transactions in 2019.

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

On September 12, 2017, LG Capital Funding LLC Converted $6,048 of its Note dated 1-3-2017 into 120,964,400 shares of common stock. As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of this conversion.

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

As of August 31, 2019, the Company has not granted any stock options.

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

Convertible Notes Payable – Third Party

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $7,222 as of August 31, 2019 and August 31, 2018, respectively.  The debt discounts had a balance at August 31, 2019 and 2018 of $0.  The Company recorded debt discount amortization expense of $0 during the year ended August 31, 2019 and $36,164 during the year ended August 31, 2018.   The Company converted $31,570 of principal and $12,222 of interest into shares during the year ended August 31, 2018.  This note is currently in default.

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

LG Capital Funding, LLC

On January 3, 2017, the Company issued a convertible note to LG Capital Funding LLC for $28,000 for cash consideration.  The note bears interest at 8%, matures on September 3, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $26,000 due to this conversion feature. The Company also recorded a $2,000 debt discount due to issuance costs. The note had accrued interest of $84 as of August 31, 2017 and $0 at August 31, 2018.  The debt discounts had a balance at August 31, 2017 of $9,589 and $0 at August 31, 2018.  During the year ended August 31, 2017, $15,930 of principal and $706 of accrued interest was converted into shares; see Note 3 for more information. The Company made cash payments of $5,770, to end with a balance of $6,300 as of August 31, 2017.   The note was fully converted into shares during the year ended August 31, 2018.  The Company recorded debt discount amortization expense of $18,411 during the year ended August 31, 2017 and $9,589 during the year ended August 31, 2018.   The entire balance of the Note has been converted to stock.

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

Tangiers Capital Group

On June 13, 2016, the Company issued a convertible note to Tangiers Capital Group for $38,500 of cash consideration.  The note bears interest at 10%, matures on June 13, 2017, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $35,000 due to this conversion feature. The Company also recorded a $3,500 debt discount due to issuance fees. The note had accrued interest of $7,272 and $10,890 and $3,850 as of August 31, 2018 and August 31, 2017 respectively.   The debt discounts had a balance at August 31, 2018 and August 31, 2017 of $0 and $0, respectively. The Company recorded debt discount amortization expense of $0 and $30,167 during the year ended August 31, 2018 and the year ended August 31, 2017, respectively.  During the year ended August 31,2018 and the year ended August 31, 2017, $4,982 of principal and $3,743 of interest and $33,518 of principal and $4,220 of accrued interest was converted into shares, respectively; see Note 3 for more information.  The note was fully converted to stock as of August 31, 2018.

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

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the year ended August 31, 2019 and August 31, 2018, $18,526 and $4,474 of discount amortization was recorded, to result in a remaining debt discount balance of $0 and $4,474 as of August 31, 2019 and August 31, 2018.  Accrued interest at August 31, 2019 and August 31, 2018 was $11,186 and $2,760 respectively.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount.   During the year ended August 31, 2019 and August 31, 2018, $11,342 and $11,658 of discount amortization was recorded respectively, to result in a remaining debt discount balance of $11,342 and as of August 31, 2018 and $0 as of August 31, 2019  Accrued interest at August 31, 2019 and August 31, 2018 was $19,237 and $2,760 respectively.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $37,471 as of August 31, 2019 and $5,206 as of August 31, 2018.  The debt discounts had a balance of $0 as of August 31,2019 and August 31, 2018. The Company recorded debt discount amortization expense of $0 during the year ended August 31, 2019 and $25,118 during the year ended August 31, 2018.  This note is currently in default.

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

Crown Bridge Partners, LLC.

On December 21, 2016, the Company issued a convertible note to Crown Bridge Partners, LLC.  for $42,500 of cash consideration.  The note bears interest at 6%, matures on December 21, 2017, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $36,000 due to this conversion feature. The Company also recorded a $6,500 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $13,041 and $0 at August 31, 2018.    The Company recorded debt discount amortization expense of $29,459 during the year ended August 31, 2017 and $13,041 during the year ended August 31, 2018. During the year ended August 31, 2017, $10,954 of principal and $13,502 of interest were converted into shares and during the year ended August 31, 2018, principal of $31,546 and interest of $5,217 was converted into shares. The entire balance of this note has been converted to stock.

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

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC. for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $1,817 as of August 31, 2019 and $363 as of August 31, 2018.   The debt discounts had a balance of $0 at August 31, 2019 and August 31, 2018.    The Company recorded debt discount amortization expense of $ 0 during the year ended August 31, 2019 and $49,682 during the year ended August 31, 2018.  The Company converted $39,524 in principal and $1,500 in accrued interest into shares during the year ended August 31, 2018; see Note 3 for more information.  This note is currently in default.

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

Crossover Capital Fund, LLC

On February 14, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on February 14, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $34,000 due to this conversion feature. The Company also recorded a $6,000 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2017 and August 31, 2018.   The debt discounts had a balance at August 31, 2017 of $18,301 and $0 at August 31, 2018.  The Company recorded debt discount amortization expense of $21,699 during the year ended August 31, 2017 and $18,301 during the year ended August 31, 2018.  During the year ended August 31, 2018 principal of $32,487 and interest of $1,298 was converted into shares. The entire value of the note has been converted to stock.

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

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $7,917 as of August 31, 2019 and $2,821 at August 31, 2018.   The debt discounts had a balance at August 31, 2019 and August 31, 2018 of $0. The Company recorded debt discount amortization expense of $0 during the year ended August 31, 2019 and $35,836 during the year ended August 31, 2018.  During the year ended August 31, 2018, the Company converted $17,106 in principal and $2,544 of accrued interest into shares; see Note 3 for more information.  This note is currently in default.

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

Promissory Notes Payable – Third Party

IOU Financial

On March 30, 2018, the Company issued a promissory note to IOU Financial for $120,000 of cash consideration.  The note bears interest at 32% and matures on March 30, 2019. The Company recorded a debt discount equal to $38,630 due to the unpaid interest which was added to the principal balance to be repaid during the 12 month note.  During the year ended August 31, 2018, the company amortized $16,299 of the debt discount into interest expense leaving a remaining total debt discount on the note of $22,331 as of August 31, 2018.  During the year ended August 31, 2018, the Company repaid $69,206 in principal on the note in cash leaving a balance on the note of $73,200 owed as of August 31, 2018.  During the year ended August 31, 2019, the company amortized $22,331 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of August 31, 2019.  During the year ended August 31, 2019, the Company repaid $89,424 in principal on the note in cash leaving a balance on the note of $0 owed as of August 31, 2019.

On January 22, 2019, the Company issued a promissory note to IOU Financial for $75,000 of cash consideration.  The note bears interest at 32%, matures on October 23, 2019.  The Company recorded a debt discount equal to $16,954 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note.  During the year ended August 31, 2019, the company amortized $13,675 of the debt discount into interest expense leaving a remaining total debt discount on the note of $3,279 as of August 31, 2019.  The proceeds of the loan were used to pay $27,244 to IOU Financial to pay the note dated March 30, 2018 in full.  And the remaining amount $47,776 was added to working capital.  During the period ended August 31, 2019, the Company repaid $74,400 in principal on the note in cash leaving a balance on the note of $16,999 owed as of August 31, 2019 This note was paid in full on December 12, 2019.

NOTE 5- RELATED PARTY TRANSACTIONS

Convertible Note Payable – Related Party

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

No provision for federal income taxes has been recorded due to the available net operating loss carry forwards of approximately $844,216 will expire in various years through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at August 31, 2019 and August 31, 2018:

	2019	2018
Net tax loss carry-forwards	$844,216	$896,914
Statutory rate	21%	21%
Expected tax recovery	177,285	188,352
Change in valuation allowance	(177,285)	(188,352)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$177,285	$188,352
Less: valuation allowance	(177,285)	(188,352)
Net deferred tax asset	$-	$-

 NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Service Team Inc. leased a building at 1818 East Rosslynn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of August 31, 2019, the deferred rent related to this lease was $8,259 and is included in accrued expenses.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2019.

Based on this evaluation, these officers concluded that, as of August 31, 2019 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading "Management's Report on Internal Control over Financial Reporting." Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2019 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at August 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of August 31, 2019, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names of the members of the Company's Board of Directors, Executive Officers, and the position with the Company held by each.

Karen J. Fowler	President, Director, Chief Executive Officer
Karen J. Fowler	Chief Financial Officer, and Chief Accounting Officer

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

Karen J. Fowler, President and Sole Director

Karen J. Fowler has been employed by Service Team Inc, aka, Trade Leasing, Inc for the past 16 years. She has worked in various jobs, including bookkeeping, purchasing, human resources and cash management. She is responsible for all administrative functions in her current duties including accounting, payroll and various reporting requirements of several government entities, including Department of Motor Vehicles, Environmental Protection Agency, Southern California Air Quality District and Financial Reporting.

Ms. Fowler attended Orange Coast College and Tulsa Junior College studying accounting, business management and computer science. She has worked for several CPA firms and manufacturing companies before joining Service Team Inc.

Karen Fowler is a single mom with two adult sons and five grandchildren.

She is an avid horsewoman and enjoys riding her horses.

 Legal Proceedings

 None.

CORPORATE GOVERNANCE

Director Independence

At the present time, we have one director who is an "insider."  Director, Karen J. Fowler, also serves as President, Secretary, and Chief Financial Officer.  We are currently recruiting outside directors who have some knowledge of our business.  New directors are nominated by either of the present directors and voted on by the Board of Directors.  Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service.  We have not adopted a formal code of ethics as we only have two officers and directors and will adopt a code of ethics when we have appointed independent directors.  The Officers serve at the discretion of the Company's directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.  Karen J. Fowler serves as Chairman and Secretary of the Board.

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

NOMINATING COMMITTEE:   Director Karen J. Fowler participates in consideration of director nominees.  At the present time Service Team is too small to warrant a Nominating Committee.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company by the officers and directors, as a group.

Present Ownership	Common Shares	Percent of Total Outstanding
Hallmark Holdings Inc.**	1,000,000	0.006%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	1,000,000	0.006%

** Robert L. Cashman is a beneficial owner of Hallmark Holdings, Inc.

The following table sets forth the beneficial ownership of Preferred stock of the Company by the officers and directors, as a group.

Present Ownership	Preferred Shares	Percent of Total Outstanding
**Robert L. Cashman Revocable Trust	150,000	100%
TOTAL OFFICERS, DIRECTORS AND CONTROL PERSONS	150,000	100%

** Kim C. Cashman is the sole executor of the Robert L. Cashman Revocable Trust.

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

On May 5, 2019, Robert L. Cashman resigned as an Officer and Director of the Company. Mr. Cashman placed the Service Team Inc. Preferred “A” shares into the Robert L. Cashman Revocable Trust. The Trust was created on October 5, 2016. Kim C. Cashman is the sole trustee of the Trust.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $32,000 for the fiscal year ended August 31, 2019, and $39,000 for the fiscal year ended August 31, 2018.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended August 31, 2018, and $0 for the fiscal year ended August 31, 2019.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended August 31, 2018 and 2019.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended August 31, 2018 and $0 for the fiscal year ended August 31, 2019.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.          Consolidated Financial Statements

2.          Consolidated Financial Statement Schedules

None.

3.           Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 filed on November 29, 2011).

10.3	Agreement Between Trade Leasing and Service Team Inc. filed on Form 8-K June 15, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at August 31, 2019 and August 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2019 and 2018, (iii) the Consolidated Statements of Stockholders' Equity for the years ended August 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended August 31, 2019 and 2018 and (v) the notes to the Consolidated Financial Statements. *

* Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Karen J. Fowler	President, Chief Executive Officer	December 12, 2019
(principal executive officer)

/s/ Karen J. Fowler	Secretary, Chief Financial Officer, Chief Accounting Officer	December 12, 2019