Form 10-Q
period 2019-11-30
Service Team Inc.
filed 2020-01-24
CIK 1535635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 14, 2019:  8,852,873,544 common shares and 150,000 shares of preferred stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SERVICE TEAM INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2019 (UNAUDITED) AND AUGUST 31, 2019

	11/30/19	8/31/19
ASSETS
Cash	$23,153	$52,636
Accounts receivable, net	376,285	344,266
Total Current Assets	399,438	396,902

Property and equipment, net	155,434	157,736
Prepaid Expenses – non-current	14,000	14,000
TOTAL ASSETS	$568,872	$568,638

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts payable	$109,162	$82,564
Loan-Employee	1,300	1,300
Convertible notes payable net – currently in default	136,632	140,232
Promissory note payable net	—	10,120
Accrued expense	62,652	63,521
Accrued interest	90,256	84,866
TOTAL LIABILITIES	$400,002	$382,603

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 20,000,000,000 authorized, and 8,852,873,544 issued and outstanding as of November 30, 2019 and 8,852,873,544 issued and outstanding as of August 31, 2019 respectively.	8,852,874	8,852,874
Preferred stock – Series A, $0.001 par value, 150,000 authorized, 150,000 and 150,000 issued and outstanding as of November 30, 2019 and August 31, 2019, respectively.	150	150
Additional paid in capital	(5,611,302)	(5,611,302)
Stock payable	—	—
Accumulated deficit	(3,072,852)	(3,055,687)
TOTAL SHAREHOLDERS' EQUITY	168,870	186,035
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	568,872	568,638

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING NOVEMBER 30, 2019 AND NOVEMBER 30, 2018 (UNAUDITED)

	3 Months Ended 11/30/19	3 Months Ended 11/30/18
REVENUES
Sales	$994,625	$993,889

COST OF SALES
Cost of sales	824,002	717,017
Gross Margin	170,623	276,872

OPERATING EXPENSES
General & administrative expenses	174,689	126,460
Depreciation expense	4,017	4,206
Total Operating Expenses	178,706	130,666

INCOME FROM OPERATIONS

OTHER EXPENSE
Interest Expense	(9,082)	32,680
Total Other Expense	(9,082)	32,680

NET INCOME (LOSS)	$(17,165)	$113,526

Weighted average number of common shares outstanding – basic	8,852,873,544	8,852,873,544
Weighted average number of common shares outstanding – fully diluted	8,852,873,544	11,515,613,544

Net income (loss) per share - basic	$(0.00)	$0.00
Net income (loss) per share - fully diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT FOR THE YEAR

ENDED AUGUST 31, 2019 AND THE THREE MONTHS ENDED NOVEMBER 30, 2019 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, August 31, 2018	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	$-	$(3,056,563)	$185,159

Net Income	-	-	-	-	-	-	876	876
Balance August 31, 2019	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	$-	$(3,055,687)	$186,035

Stock Payable for Note Conversion	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(17,165)	(17,165)
Balance November 30, 2019	8,852,873,544	$8,852,874	150,000	$150	$(5,611,302)	-	(3,072,852)	168,870

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM INC.

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2019

AND NOVEMBER 30, 2018 (UNAUDITED)

	3 Months Ended 11/30/19	3 Months Ended 11/30/18
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(17,165)	$113,526

Adjustments to reconcile net income (loss) with cash provided by (used in) operations:	—	—
Debt discount amortization	3,279	19,881
Depreciation	4,017	4,206

CHANGE IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(32,019)	(28,815)
Accrued expenses	4,521	5,760
Accounts payable	26,598	17,805
Net Cash Provided by (Used in) Operating Activities	(10,769)	132,363

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,715)	—
Net Cash Used in Investing Activities	(1,715)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt – third party	—	—
Payments on promissory notes – third party	(16,999)	(39,656)
Net Cash Provided by (Used in) Financing Activities	(16,999)	39,656

Net Increase (Decrease) In Cash and Cash Equivalents	(29,483)	92,707
Cash at Beginning of Period	52,636	48,855
Cash at End of period	$23,153	$141,562

Supplemental Disclosures
Interest Paid	413	—
Taxes Paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE TEAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AT NOVEMBER 30, 2019 (UNAUDITED)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit as of November 30, 2019 of $3,072,852 and is dependent on raising capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt.  We cannot be certain that capital will be provided when it is required.

 Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at November 30, 2019, or August 31, 2019.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. Whilst management is confident that its customers will settle their debts, it has recorded an allowance for doubtful accounts in amount of $14,310 as of November 30, 2019 and August 31, 2019

Accounts Receivable and Revenue Concentrations

The company has approximately 400 customers. One customer South Bay Ford represented more than 10% of sale in the last 12 months. The company is not dependent on a few major customers.

Inventory

The Company does not own inventory, materials are purchased as needed from local suppliers; therefore, there was no additional inventory on hand at November 30, 2019 or August 31, 2019.

Property and Equipment

Equipment, vehicles and furniture, which are recorded at cost, consist primarily of fabrication equipment and are depreciated using the straight-line method over the estimated useful lives of the related assets (generally 15 years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. There was $4,017 and $4,206 of depreciation expense during the three months ended November 30, 2019 and 2018, respectively.

 Net property and equipment were as follows at November 30, 2019 and August 31, 2019:

	11-30-19	8-31-19
Equipment	$369,673	$367,958
Vehicles	15,000	15,000
Furniture	24,000	24,000
Leasehold improvements	52,826	52,826
Subtotal	461,499	459,784
Less: accumulated depreciation	306,065	(302,048)
Total Fixed Assets, Net	$155,434	$157,736

Lease Commitments

Service Team Inc. leases facilities at 1818 Rosslynn Avenue, Fullerton, California, to manufacture its products.   The facility is leased for six and one half years at a price of $10,000 per month, for the first six months; and, $14,000 per month thereafter.  Service Team Inc pays for the fire insurance and property taxes on the building estimated to be approximately $2,000 per month. The location consists of three acres of land and one building of approximately 30,000 square feet.   As of November 30, 2019, the deferred rent related to this lease was $7,333 and is included in accrued expenses.

The table below discloses the Company’s future minimum lease payment obligations as of November 30, 2019.

2020	$126,000
2021	168,000
2022	14,000
TOTAL:	$308,000

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

 The following table presents assets and liabilities that were measured and recognized at fair value as of November 30, 2019 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
Convertible Note Payable-net	$0	$—	$—	$—
Convertible Note Payable-net, in default	136,632	—	—	—
Total	$136,632	—	—	—

The following table presents assets and liabilities that were measured and recognized at fair value as of August 31, 2019 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
Convertible Note Payable-net	$140,232	$—	$—	$—

Total	$140,232	—	—	—

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at November 30, 2019 and August 31, 2019 where it cannot conclude that it is more likely than not that those assets will be realized.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  During the three month period ended November 30, 2018, because the Company operations resulted in net income, therefore additional dilutive securities were included in the diluted EPS.   During the three month period ended November 30, 2019, there were net losses; therefore, no additional dilutive securities were included in the diluted EPS as that would be anti-dilutive to the resulting diluted earnings per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the Company’s lease will continue to be classified as operating. During fiscal 2020, the Company will complete its implementation of its processes and policies to support the new lease accounting and reporting requirements. The adoption of this ASU is not expected to have a significant impact on our Consolidated Statements of Operations or Cash Flows.

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

Share Transactions

2020

There were no share transactions in 2020

2019

There were no share transactions in 2019

Stock Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards codification (ASC) 718-10-55.  (Prior authoritative literature:  FASB Statement 123 (R), Share-based payment.)  This statement requires us to record any expense associated with the fair value of stock-based compensation.  Determining fair value requires input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate. As of November 30, 2019, the company has not granted any stock options.

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

Convertible Notes Payable – Third Party

JMJ Financial Group

On April 28, 2017, the Company issued a convertible note to JMJ Financial Group for $55,000 of cash consideration.  The note bears interest at 12%, matures on April 28, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $37,080 due to this conversion feature. The Company also recorded a $6,000 and $11,920 debt discounts due to accrued interest and origination fees required by the agreement to be accrued at the beginning of the note. The note had accrued interest of $7,222 as of November 30, 2019 and August 31, 2019 respectively. The debt discounts had a balance at November 30, 2019 and August 31, 2019 of $0. The Company recorded debt discount amortization expense of $0 during the three months ended November 30, 2019 and during the year ended August 31, 2019. The Company converted $31,570 of principal and $12,222 of interest into shares during the year ended August 31, 2018.   This note is currently in default.

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

Tangiers Capital Group

On November 10, 2017, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on November 10, 2018, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature.  During the year ended August 31, 2019, $18,526 of discount amortization was recorded, to result in a remaining debt discount balance of $0 as of August 31, 2019.  Accrued interest at August 31, 2019 and November 30, 2019 was $11,186 and $11,703, respectively.  This note is currently in default.

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

On February 27, 2018, Service Team Inc issued a 12% Convertible Promissory Note payable to Tangiers Investment Group LLC (the "Investor") in the principal amount of $23,000. The Note, which is due on February 27, 2019, was funded by the Investor in the sum of $20,000 and $3,000 was retained by the Investor through an original issue discount or "OID" for due diligence and legal expense related to this transaction. The Note is convertible into shares of the Registrant's common stock, par value $0.001, at a conversion price of 50% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Company recorded a $20,000 discount due to the beneficial conversion feature and a $3,000 discount due to the original issue discount. During the year ended August 31, 2019, the Company amortized $11,342 of the debt discount leaving a remaining balance of $0 as of August 31, 2019.  Accrued interest at August 31, 2019 and November 30, 2019 was $19,237 and $20,502, respectively.

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

Iconic Holdings LLC

On July 10, 2017, the Company issued a convertible note to Iconic Holdings of $34,993 for consideration of certain machine tools.  The note bears interest at 10%, matures on July 10, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $31,812 due to this conversion feature. The Company also recorded a $3,181 debt discount due to issuance fees. The note had accrued interest of $39,221 as of November 30, 2019 and $37,471 as of August 31, 2019.  The debt discounts had a balance of $0 as of August 31, 2019.  This note is currently in default.

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

Crown Bridge Partners, LLC.

On June 12, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC. for $63,750 of cash consideration.  The note bears interest at 6%, matures on June 12, 2018, and is convertible into common stock at 55% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,600 due to this conversion feature. The Company also recorded a $11,150 debt discount due to issuance fees. The note had accrued interest of $2,180 as of November 30, 2019 and $1,817 as of August 31, 2019.   The debt discounts had a balance at August 31, 2019 of $0.   This note is currently in default.

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

Crossover Capital Fund, LLC

On July 24, 2017, the Company issued a convertible note to Crossover Capital Fund, LLC for $40,000 of cash consideration.  The note bears interest at 10%, matures on July 24, 2018, and is convertible into common stock at 50% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $40,000 due to this conversion feature. The note had accrued interest of $9,428 as of November 30, 2019 and $7,917 at August 31, 2019.   The debt discounts had a balance of $0 at August 31, 2018.     This note is currently in default.

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

On January 22, 2019, the Company issued a promissory note to IOU Financial for $75,000 of cash consideration.  The note bears interest at 32%, matures on October 23, 2019.  The Company recorded a debt discount equal to $16,954 due to the unpaid interest which was added to the principal balance to be repaid during the 9 month note. During the year ended August 31, 2018, the company amortized $35,836 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of August 31, 2018.  The proceeds of the loan were used to pay $27,244 to IOU Financial to pay the note dated March 30, 2018 in full.  And the remaining amount $47,776 was added to working capital.  During the period ended August 31, 2019, the Company repaid $74,400 in principal on the note in cash leaving a balance on the note of $16,999 owed as of August 31, 2019. The note had interest of $7,917 as of August 31, 2019. This note was paid in full on December 12, 2019.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $858,102 as of November 30, 2019, that will be offset against future taxable income.  The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes.  The components of these differences are as follows at November 30, 2019 and August 31, 2019:

	11/30/19	8/31/19
Net tax loss carry-forwards	$858,102	$844,216
Statutory rate	21%	21%
Expected tax recovery	180,201	177,285
Change in valuation allowance	$(180,201)	$(177,285)
Income tax provision	—	—

Components of deferred tax asset:
Non capital tax loss carry forwards	180,201	177,285
Less: valuation allowance	$(180,201)	$(177,285)
Net deferred tax asset	—	—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

None.

Operating Leases

Service Team Inc. leased a building at 1818 East Rosslynn Avenue, Fullerton, California 92834 effective October 1, 2015.  The lease is for a period of 72 months with an option to extend the lease for an additional 72 months.   The new facility is a 25,000 square foot concrete industrial building located on approximately two acres of land.  This new facility is approximately double the size of the prior facility.  Rent for the new facility is $10,000 per month for the first six months; and then $14,000 per month thereafter.  The Company is responsible for the property taxes and insurance on the building.  As of November 30, 2019, the deferred rent related to this lease was $7,333 and is included in accrued expenses.

NOTE 8 – SUBSEQUENT EVENTS

Except as noted below, management has evaluated subsequent events to the requirements of ASC 855, and there are currently no subsequent events to report.

On January 22, 2020 the company filed a Form 15 with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

As of November 30, 2019, we had assets of $568,872 including current assets of $399,438.   We have accounts payable of $109,162, and convertible notes payable – third party of $136,632.   Accrued interest and expenses of $152,908.    Accrued expenses are for work performed by employees during the organizational and operational stages of the Company. There is no firm date for which these are to be paid. It is to be repaid when we have funds available.  Since inception we have also raised $354,382 from the sale of our common stock.   We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

Results of Operations

Three Months Ended November 30, 2018 compared to the Three Months Ended November 30, 2017

Sales during the three month period ended November 30, 2018, were $993,889 compared to $994,625 for the three month period ending November 30, 2019.   Our cost of sales for the three month period ending November 30, 2018 was $717,017, compared to $824,002 for the three month period ending November 30, 2019. Our operating expenses for the three month period ending November 30, 2018, were $130,666 compared to $178,706 for the three month period ending November 30, 2019.  We had a net income during the three month period ending November 30, 2018, of $113,526; and a net loss of $(17,165) during the three month period ending November 30, 2019.

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

Date:  January 22, 2020

SIGNATURE	TITLE	DATE

/s/ Karen J. Fowler	President, Chief Executive Officer	January 22, 2020
(principal executive officer)

/s/ Karen J. Fowler	Secretary, Chief Financial Officer, Chief Accounting Officer	January 22, 2020

